Form 10QSB
period 2007-09-30
Empirical ventures, Inc.
filed 2007-11-15
CIK 1301704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30,  2007

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

                                                  COMMISSION FILE NUMBER 000- 52766

EMPIRICAL VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	27-0143340
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

2775 Fir Street, Suite 3E
Vancouver BC
(Address of principal executive offices)

(604) 727-4679
Issuer's telephone number

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2007, the Issuer had 9,519,996 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

                                                            FINANCIAL STATEMENTS

(Expressed in United States Dollars)

September 30, 2007

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
	September 30,	June 30,
	2007	2007
ASSETS
Current Assets
Cash	$ 4,451	$9,759

Total Current Assets	4,451	9,759

Total assets	$ 4,451	$9,759

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$	$
	40,000	37,500

Total Current Liabilities	40,000	37,500
Stockholders' Equity
Preferred stock, $.001par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
14,650,000 shares issued and outstanding	9,587	9,,587
Additional paid-in capital	63,713	63,713
Deficit accumulated during the development stage	(106,349)	(101,041)
Total Stockholders' Equity	(35,549)	(27,741)
Total Liabilites and Stockholders' Equity	$ 4,451	$ 9,759

See accompanying notes

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Period	For the Period
	Months Ended	Months Ended	from April 14,	from April 14,
	September 30,	September 30,	2004 (inception)	2004 (inception)
	2007	2006	to September 30,	to September 30,
			2006	2007

REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	5,308	10,803	78,890	106,349

Total operating expenses	5,3,08	10,803	78,890	106,349

Net loss before provision for income taxes	(5,308)	(10,803)	(78,890)	(106,349)

Provision for income taxes	-	-	-	-

Net loss	$ (5,308.00)	$ (10,803.00)	$ (78,890.00)	$ (106,349.00)

Weighted average common shares outstanding -
Basic and diluted	9,586,662	9,586,662

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)

See accompanying notes

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three	For the Period
	Months Ended	Months Ended	from April 14,
	September 30,	September 30,	2004 (inception)
	2007	2006	to September 30,
			2007
Cash Flows From Operating Activities
Net loss	$ (5,308)	$ (10,803)	$ (106,349)
Impairment of intangible asset	-	-	6,500
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	(40,000)	(13,347)	17,500
Technology purchase payable	-	-

Net Cash Used In Operating Activities	(5,308)	(10,803)	(82,349)

Cash Flows From Investing Activities
Payment for technology rights	-	-	(15,000)

Net Cash Used In Investing Activities	-	-	(15,000)

Cash Flows From Financing Activities:			30,000
Proceeds from the issuance of common stock	-	-	71,800

Net Cash Provided By Financing Activities	-	-	101,800

Increase (decrease) in Cash and Cash Equivalents	(5,308)	(10,803)	5,505

Cash and Cash Equivalents, Beginning of Period	9,759	29,362	-

Cash and Cash Equivalents, End of Period	$ 4,451	$ 18,559	$ 5,505

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
September 30, 2007
Unaudited

NOTE 1 - NATURE OF OPERATIONS

Organization

The Company was incorporated in Nevada on April 14, 2004.  The Company is a development stage company engaged in the business of commercializing the development of an online tourism and travel service.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $106,349 for the period from April 14, 2004 (inception) to September 30, 2007. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of an online tourism and travel service.  Management has plans to seek additional capital through a private placement and public offering of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern.  To the extent management’s plans are unsuccessful in circumventing the going concern uncertainty; the Company will cease all operations and no longer continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Empirical Ventures Ltd. (EVL), a Company incorporated under the Company Act of British Columbia on May 13, 2004.  All inter-company transactions have been eliminated.

EMPIRICAL VENTURESINC.

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
September 30, 2007

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

F-5 EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
September 30, 2007
Unaudited

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

EMPIRICAL VENTURESINC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
September 30, 2007
Unaudited

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

EMPIRICAL VENTURESINC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
September 30, 2007
Unaudited

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”).

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Empirical” mean Empirical Ventures, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Introduction

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three-month period ended September 30, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

Empirical Ventures, Inc. is a corporation formed under the laws of the State of Nevada on, April 14, 2004 whose principal executive offices are located in Vancouver BC, Canada. Our principal business is the development, marketing and of a software product called Darrwin.

About Our Business

We are a development stage company.  We have produced no revenues to date, and have not begun revenue producing activities.  We have had extremely limited operations and have relied on the sale of our securities and loans or capital infusions from our officers and directors to fund our operations to date. Our auditors have included in their report covering our financial statements for the period from incorporation to June 30, 2006, that there is substantial doubt about our ability to continue as a going concern. Our business plan is to further develop and commercialize the Darrwin Software Program. The Darrwin Software Program, which provides reservation and support services to the hospitality and tourism industries via the internet.  We intend to become an Application Service Provider, hosting the program on our servers, and providing access and data storage from our facilities to hotels and motels, as well as civic and regional tourism bureaus in the U.S. and Canada. At the time of the acquisition our program was operational on Windows NT and Windows 2000 and capable of a full array of tourism based services, including reservation services and lodges and ticketing local sporting events and activities To date we have spent a total of $12,840on software development, $1950 website development and other related costs. We anticipate spending approximately $235,000 in the next five months for similar purposes that are contingent on the receipt of additional funding.

Plan of Operation

Financial Plan

As of September 30, 2007 we had a cash balance $ and have earned no revenue from operations. Since our inception on April 14, 2004 to June 30, 2006 we have raised $ in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

Software Development Plan

We Have commenced development work to upgrade the Darrwin software program. To date we accomplished the following tasks in preparation to migrate the existing code to the windows XP Professional format. To date we have: separated the original source code which was combined with other software and placed it on CD; organized and analyzed files and libraries flagging any corrupted files for repair or recovery of data; recovered or corrected any corrupted files and libraries; tested boot libraries and executable libraries in preparation for migration to XP Professional.

Originally 150 hours of programming time was budgeted for two computer scientists to complete the migration to Windows XP at a cost of $52,500. To date we have incurred approximately 214 hours of programming time by one programmer at a cost of $12,840 on the upgrade of the Darrwin software program. It is estimated we will need approximately 80 to 100 additional hours of development time at a cost of $60 per hour to complete our upgrade to Windows XP. We currently do not have enough cash on hand to complete this programming. We estimate that the migration to Widows XP will be completed by the end of December 2007 and additional testing for system stability will carry on through January 2008 and is contingent upon receipt of additional funding.

Additional upgrades include, upgrade Billing system; upgrade hotel booking system; upgrade hotel and event conformation system; upgrade airline interconnect; enhance system interface.  We will explore these additional upgrades upon completion of our upgrade to XP Professional and is contingent upon receipt of additional funding. Without additional funding, would lengthen the time frame needed to complete our business plan.

Website Development Plan

Our preliminary Marketing website was posted online in May 2007 with all components of the website functioning properly. The cost associated with developing the website was approximately $1,950. Our Marketing web site incorporates information about ourselves and our product. We will continue researching possible locations for a suitable test site for our software program.

Our test site will allow potential customers the ability to tryout the features and usability of our software prior to purchasing. We have identified the environment and method for developing the software test, and have identified companies or individuals that have the ability to complete such a software test site. We have estimated the cost of our test site to be $5,000, bringing our total cost of website development to $6,950. Currently, this site is not functioning, due to upgrades to the Darrwin software program.

Our website address on the Internet at www.darrwin-travel.com

Website Hosting Plan

Our website will be hosted by Network Solutions and will be charging us approximately $15 per month to host our website. Over the next twelve months the cost of hosting our website will be $180

Marketing Plan

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

Accounting and Audit Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant charges us $1,000 to assist in the preparation of our quarterly financial statements and $2,500 to assist in the preparation of our annual financial statements. Our independent auditor charges us approximately $2,000 to review our quarterly financial statements and approximately $7,500 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $18,500 to pay for our accounting and audit requirements.

SEC Filing Plan

We have become a reporting company in 2007. Our SB-2 was declared effective on August 13, 2007. This means that we will file documents with the US Securities and Exchange Commission on a quarterly basis. We expect to incur filing costs of approximately $650 per quarter to support our quarterly and annual filings. In the next twelve months, we anticipate spending approximately $5,000 for legal costs to pay for three quarterly filings, one annual filing.

Currently, we do not have any financing arrangements in place and there is no assurance that we will be able to achieve sufficient financing required to proceed with our plan of operation. If we do not obtain the necessary financing, then our plan of operation will be scaled back according to the amount of funds available. Our inability to raise the necessary financing may restrict our ability to complete product development and market our product.

RESULTS OF OPERATIONS First Quarter Summary

3 Months Ended September 30

2007

2006

Revenue

$Nil

$Nil

Expenses

(5,308)

(10,803)

Net Income (Loss)

$((5,308)

$(10,803)

Revenues

We have not earned any revenue to date and we do not anticipate earning revenue until we have completed commercial development and upgrades of our Darrwin software program. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our Darrwin software program, once development upgrades are complete.

Operating Costs and Expenses

Our expenses decreased by $5,495during the three-month period ended September 30, 2007 over the same period ended September 30, 2006 This increase is primarily the result of decreases in the amount of professional fees incurred by us.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business.. For the six months ended September 30, 2007, we recorded contributed executive services expenses of $.0 of services that were provided to us without charge.

Subject to our ability to obtain additional financing, of which there is no assurance, we expect that our product and business development activities will continue to increase over the course of the current fiscal year. As such, we expect that our operating expenses will also continue to increase at a significant rate.

We anticipate our operating expenses will increase as we undertake our plan of operations and continue to implement our business plan. The increase will be attributable to increased product and business development activities and the professional fees associated with complying with our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

At September 30, 2007

  At June       30, 2007

Current Assets

          $5,505

$9,759

Current Liabilities

        (40,000)

     $37,500

Working Capital (Deficit)

          (35,549)

(27,741)

Cash Flows

Three Months Ended September 30

2007

2006

Cash Flows from (used in) Operating Activities

$(5,308)

(10,803)

Cash Flows from (used in) Investing Activities

--

--

Cash Flows from (used in) Financing Activities

0

0

Net Increase (decrease) in Cash During Period

$(5,308)

(10,803)

The increase in our working capital deficit at September 30, 2007 as compared to our fiscal year ended June 30, 2007 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period. As of September 30, 2007, the date of our most recently available financial statements, we had cash on hand of $4,451 Since our inception, we have used sales of our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

We anticipate spending approximately $235,000 over the next twelve months in pursuing our plan of operation. This amount is in excess of our current working capital reserves and we have not earned any revenues to date and do not anticipate earning revenues until we have completed commercial development of our product. Accordingly, we will require additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will not be as available at this stage of our business.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.

These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2007 and for all periods presented in the attached financial statements, have been included. Interim results for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the consolidated financial statements included with this Quarterly Report on Form 10-QSB.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Foreign Currency Translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statements of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.

Contributed Executive Services

Pursuant to SAB topic 1:B(1) and the last paragraph of SAB 5:T, we are required to report all costs of conducting our business. Accordingly, we record the fair value of contributed executive services provided to us at no cost as compensation expense, with a corresponding increase to additional paid-in capital, in the year which the services are provided.

RISK FACTORS

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require financing in the amount of $235,000 in order to fund our plan of operation over the next twelve months. We presently do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us or at all. If further financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

Limited Operating History, Risks Of A New Business Venture

We were incorporated on April 14, 2004 and, prior to our acquisition of Darrwin, we had been involved primarily in organizational activities and in seeking business opportunities and products. We have not earned any revenues to date.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to research and development programs, marketing, approvals by government agencies, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that our business will prove successful, and there can be no assurance that we will generate any operating revenues or ever achieve profitable operations.

Our Business Operations, Assets and Personnel Are Located Outside The United States

Although we are incorporated in the United States, all of our current operating activities are conducted in, and all of our assets and personnel are located in, Canada. As such, investors in our securities may experience difficulty in enforcing judgments or liabilities against the Company or our personnel under United States securities laws.

Our corporate headquarters are located at BC, Canada As we are a Nevada corporation, we are required to maintain a resident agent in the State of Nevada for the purpose of receiving service of process. Under Section 78.090 of the Nevada Revised Statutes, all legal process and any demand or notice authorized by law to be served upon the Company may be served upon our resident agent in Nevada. Our resident agent for this purpose is Nevada Agency and Trust 50 West Liberty Street, Suite 880 Reno Nevada 89501.

As a Nevada corporation, we are subject to the laws of the United States, including the federal securities laws of the United States, and to the jurisdiction of United States courts. As such, investors may bring proceedings against us, and enforce judgments obtained against us, in United States courts.

Generally, original actions to enforce liabilities under United States federal securities laws may not be brought in a Canadian court. Such actions must be brought in a court in the United States with applicable jurisdiction. Persons obtaining judgments against us in United States courts, including judgments obtained under United States federal securities laws, will then be required to bring an application in a Canadian court to enforce such judgments in Canada.

Competition Is Intense And We May Be Unable To Achieve Market Acceptance

The business environment in which we intend to operate is highly competitive. Currently, there exists a number of software products similar to ours and we expect to experience competition from a number of established companies involved in the software development industry. Certain of our potential competitors will have greater technical, financial, marketing, sales and other resources than us.

In addition, while the software development industry is a mature one, we are unable to provide assurances that our target customers and markets will accept our technologies or will purchase our products and services in sufficient quantities to achieve profitability. If a significant market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses incurred to develop products and we may be unable to meet our operational expenses. Acceptance of our products by companies and other organizations will depend upon a number of factors, including the cost competitiveness of our products, customer reluctance to try new products or services, or the emergence of more competitive or effective products.

Rapid Technological Changes  Could Make Our Product Obsolete

The software development industry is characterized by rapid technological change and intense competition. New technologies, products and industry standards will develop at a rapid pace which could make our planned products obsolete. Our future success will depend upon our ability to develop and introduce product enhancements to address the needs of customers. Material delays in introducing product enhancements may cause customers to forego purchases of our product and purchase those of competitors.

Dependence On Key Personnel

Our success will largely depend on the performance of our directors and officers and our key consultants. Our success will also depend on our ability to attract and retain highly skilled technical, research, management, regulatory compliance, sales and marketing personnel. Competition for such personnel is intense. The loss of the services of such personnel or the inability to attract and retain other key personnel could impair the development of our business, operating results and financial condition.

ITEM 3.                CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

none.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

Other Events

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number

Description of Exhibit

      31.1

Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1

Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

The Company has not filed Current Reports on Form 8-K during the fiscal quarter ended September 30, 2007,

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRICAL VENTURES, INC.

Date:

November 15, 2007

By:

/s/    Derek Ward

Derek ward

Chief Executive Officer, Chief Financial Officer

President, Director

(Principal Executive Officer

and Principal Accounting Officer)