Form 10QSB
period 2007-12-31
Empirical ventures, Inc.
filed 2008-03-18
CIK 1301704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31,  2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2007, the Issuer had 9,519,996 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

December 31,
2007
ASSETS

Current Assets
Cash	$ 220
Total Current Assets	220

Total Assets	$ 220

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 2,000
Related party loan payable	36,000

Total Current Liabilities	38,000
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-
Common stock, $.001 par value 50,000,000 shares authorized
9,586,662 shares issued and outstanding	9,587
Additional paid-in capital	63,713
Deficit accumulated during the development stage	(111,080)

Total Stockholders' Deficit	(37,780)

Total Liabilites and Stockholders' Deficit	$ 220

See accompanying notes

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Six	For the Six	For the Period
	Months Ended	Months Ended	Months Ended	Months Ended	from April 14,
	December 31,	December 31,	December 31,	December 31,	2004 (inception)
	2007	2006	2007	2006	to December 31, 2007

REVENUES	$ -	$ -	-	-	-

OPERATING EXPENSES

General and administrative expenses	7,808	9,521	10,039	10,324	104,580
Impairment of intangible asset	-	-			6,500

Total operating expenses	7,808	9,521	10,039	10,324	111,080

Net loss before provision for income taxes	(7,808)	(9,521)	(10,039)	(10,324)	(111,080)

Provision for income taxes	-	-			-

Net loss	(7,808)	(9,521)	(10,039)	(10,324)	(111,080)

Weighted average common shares outstanding -
Basic and diluted	9,586,662	9,586,662	9,586,662	9,586,662	9,586,662

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

See accompanying notes

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended	For the Period
	December 31,	December 31,	from April 14,
	2007	2006	2004 (inception)
			to December 31, 2007
Cash Flows From Operating Activities
Net loss	$ (8,039)	(10,324)	(109,080)
Impairment of intangible asset		-	6,500
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	(7,500)		10,000
Technology purchase payable	-		-

Net Cash Provided by (Used In) Operating Activities	(15,539)	(10,324)	(92,580)

Cash Flows From Investing Activities
Payment for technology rights	-	-	(15,000)

Net Cash Used In Investing Activities	-	-	(15,000)

Cash Flows From Financing Activities:
Proceeds from related party loans	6,000	-	36,000
Proceeds from the issuance of common stock	-	-	71,800

Net Cash Provided By Financing Activities	6,000	-	107,800

Increase (Decrease) in Cash and Cash Equivalents	(9,539)	(10,324)	220

Cash and Cash Equivalents, Beginning of Period	9,759	29,362	-

Cash and Cash Equivalents, End of Period	$ 220	$ 19,038	$ 220

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Three and Six Months ended December 31, 2007 and 2006

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Organization

Empirical Ventures, Inc. (the “Company”) was incorporated in Nevada on April 14, 2004.  The Company is a development stage company engaged in the business of commercializing the development of office system software.

Interim Reporting

 While the information presented in the accompanying interim three and nine months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the June 30, 2007 audited annual financial statements of Empirical Ventures, Inc.  All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s audited June 30, 2007 annual financial statements.

Operating results for the three months and six months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the year ended June 30, 2008.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements".  The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines  fair  value,  establishes  a  framework  for  measuring  fair  value in generally accepted  accounting  principles,  and expands  disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements  and does not  require  any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Three and Six Months ended December 31, 2007 and 2006

(Unaudited)

NOTE 2-SIGNIFICANT ACCOUNTING POLICIES (Continued)

measurements made in fiscal  years  beginning  after  November  15,  2007.  The adoption of this statement  is not  expected  to have a material  effect on the  Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -Including an Amendment  of FASB  Statement  No.  115".  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that  elect the fair  value  option.  However, the amendment  to SFAS No.  115 "Accounting for Certain Investments in Debt and Equity Securities"  applies to all entities with  available-for-sale  and trading  securities.  SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements".  The adoption of this statement  is not expected to have a material  effect on the  Company's financial statements.

In June 2007, the Emerging Issues Task Force (EITF) of the FASB issued EITF Issue No.07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future Research and Development Activities”, ("EITF 07-3") which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable   advance payments for  future  research  and  development activities  be deferred and  capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)).  This Statement replaces the original FASB Statement No. 141.  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Three and Six Months ended December 31, 2007 and 2006

(Unaudited)

NOTE 2-SIGNIFICANT ACCOUNTING POLICIES (Continued)

To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer:

a.

Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.

Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.

Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect that its adoption of SFAS 141(R) will have on its results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160).  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS 160 will have on its results of operations and financial condition.

FSP FAS 123(R)-5 was issued on October 10, 2006.  The FSP  provides  that instruments  that were  originally  issued  as  employee  compensation  and then  modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in  classification)  of those  instruments  will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in  contemplation  of an equity  restructuring;  and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.  The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website.  The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Three and Six Months ended December 31, 2007 and 2006

(Unaudited)

NOTE 3– RELATED PARTY LOAN

On October 16, 2007 the company received $6,000 cash from a shareholder loan to continue its operations. The loan is funded by the President and non interest bearing.

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

Introduction

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three-month period ended December 31, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

Empirical Ventures, Inc. is a corporation formed under the laws of the State of Nevada on, April 14, 2004 whose principal executive offices are located in Vancouver BC, Canada. Our principal business is the development, marketing and of a software product called Darrwin.

About Our Business

We are a development stage company.  We have produced no revenues to date, and have not begun revenue producing activities.  We have had extremely limited operations and have relied on the sale of our securities and loans or capital infusions from our officers and directors to fund our operations to date. Our auditors have included in their report covering our financial statements for the period from incorporation to June 30, 2007, that there is substantial doubt about our ability to continue as a going concern. Our business plan is to further develop and commercialize the Darrwin Software Program. The Darrwin Software Program, which provides reservation and support services to the hospitality and tourism industries via the internet.  We intend to become an Application Service Provider, hosting the program on our servers, and providing access and data storage from our facilities to hotels and motels, as well as civic and regional tourism bureaus in the U.S. and Canada. At the time of the acquisition our program was operational on Windows NT and Windows 2000 and capable of a full array of tourism based services, including reservation services and lodges and ticketing local sporting events and activities To date we have spent a total of $12,840 on software development, $1950 website development and other related costs. We anticipate spending approximately $235,000 in the next five months for similar purposes that are contingent on the receipt of additional funding.

Plan of Operation

Financial Plan

As of December 31, 2007 we had a cash balance $220 and have earned no revenue from operations. Since our inception on April 14, 2004 to June 30, 2006 we have raised $73,300 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

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

Originally 150 hours of programming time was budgeted for two computer scientists to complete the migration to Windows XP at a cost of $52,500. To date we have incurred approximately 214 hours of programming time by one programmer at a cost of $12,840 on the upgrade of the Darrwin software program. It is estimated we will need approximately 80 to 100 additional hours of development time at a cost of $60 per hour to complete our upgrade to Windows XP. We currently do not have enough cash on hand to complete this programming. We estimate that the migration to Widows XP will be completed by the end of June 2008 and additional testing for system stability will carry on through July 2008 and is contingent upon receipt of additional funding.

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

RESULTS OF OPERATIONS Second Quarter Summary

                                                         6 Months Ended

                                                        December 31, 2007        2006

Revenue                                                        $Nil                    $NIl

Expenses                                                      (10,039)             (10,324)

Net Income (Loss)                                    $((10,039)           $(10,324)

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

Operating Costs and Expenses

Our expenses decreased by $315 during the six-month period ended December 31, 2007 over the same period ended December 31, 2006 This increase is primarily the result of decreases in the amount of professional fees incurred by us.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business.. For the six months ended December 31, 2007, we recorded contributed executive services expenses of $.0 of services that were provided to us without charge.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital                               At December 31, 2007          At June 30, 2007

Current  Assets                                            $220                                   $9,759

Current Liabilities                                     (38,000)                              $37,500

Working Capital (Deficit)                           (37,780)                             (27,741)

Cash Flows

Six Months Ended                                                                          December 31 2007           2006

Cash Flows from (used in) Operating Activities                                              $(8,039)         (10,324)

Cash Flows from (used in) Investing Activities                                                --                         --

Cash Flows from (used in) Financing Activities                                               0                          0

Net Increase (decrease) in Cash During Period                                               $(8,039)           (10,324)

The increase in our working capital deficit at December 31, 2007 as compared to our fiscal year ended June 30, 2007 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period. As of December 31, 2007, the date of our most recently available financial statements, we had cash on hand of $220 Since our inception, we have used sales of our common stock and loans from our sole officer and director to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

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

These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at December 31, 2007 and for all periods presented in the attached financial statements, have been included. Interim results for the three-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

REPORTS ON FORM 8-K

The Company has not filed Current Reports on Form 8-K during the fiscal quarter ended December 31, 2007,

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRICAL VENTURES, INC.

Date March17, 2007                       By:

/s/    Derek Ward

Derek ward

                                                                         Chief Executive Officer, Chief Financial Officer

                                                                         President, Director (Principal Executive Officer

                                                                         and Principal Accounting Officer)