Form 10QSB/A
period 2007-12-31
Empirical ventures, Inc.
filed 2008-05-02
CIK 1301704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes☒ No ☐

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

a.1

Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

a.1

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

Date April17, 2007                       By:

/s/    Derek Ward

Derek ward

                                                                         Chief Executive Officer, Chief Financial Officer

                                                                         President, Director (Principal Executive Officer

                                                                         and Principal Accounting Officer)