Form 10QSB
period 2008-03-31
Empirical ventures, Inc.
filed 2008-05-15
CIK 1301704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31,  2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2008, the Issuer had 9,519,996 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)
March 31,
2008

ASSETS

Current Assets
Cash	$ 201
Total Current Assets	201

Total assets	$ 201

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Account payables and accrued expenses	$ 4,690
Related party loan	36,000
Total Current Liabilities	40,690

Total Liabilities	40,690

Stockholders' Equity
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-
Common stock, $.001 par value 50,000,000 shares authorized
14,650,000 shares issued and outstanding	9,587
Additional paid-in capital	63,713
Deficit accumulated during the development stage	(113,789)

Total Stockholders' Equity	(40,489)

Total Liabilities and Stockholders' Equity	$ 201

                                                                      See accompanying notes

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Nine	For the Nine	For the Period
	Months Ended	Months Ended	Months Ended	Months Ended	from April 14,
	March 31,	March 31,	March 31,	March 31,	2004 (inception)
	2008	2007	2008	2007	to March 31,
					2008

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	2,709	10,324	12,748	19,264	107,289
Impairment of intangible asset	-	-	-	-	6,500

Total operating expenses	2,709	10,324	12,748	19,264	113,789

Net loss before provision for income taxes	(2,709)	(10,324)	(12,748)	(19,264)	(113,789)

Provision for income taxes	-	-	-	-	-

Net loss	$ (2,709)	$ (10,324)	$ (12,748)	$ (19,264)	$ (113,789)

Weighted average common shares outstanding -
Basic and diluted	9,586,662	9,586,662	9,586,662	9,586,662

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

See accompanying notes

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
	For the nine	For the nine	For the Period
	Months Ended	Months Ended	from April 14,
	March 31,	March 31,	2004 (inception)
	2008	2007	to Marchr 31,
			2008
Cash Flows From Operating Activities
Net loss	$ (12,748)	$ (19,264)	$ (113,789)
Impairment of intangible asset	-	-	6,500
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	6,729	(13,419)	9,690
Technology purchase payable	-	-	-

Net Cash Used In Operating Activities	(6,019)	(32,683)	(97,599)

Cash Flows From Investing Activities
Payment for technology rights	-	(10,000)	(15,000)

Net Cash Used In Investing Activities	-	(10,000)	(15,000)

Cash Flows From Financing Activities:
Proceeds from related party loan	6,000	30,000	41,000
Proceeds from the issuance of common stock	-	-	71,800

Net Cash Provided By Financing Activities	6,000	30,000	112,800

Increase (decrease) in Cash and Cash Equivalents	(19)	(12,683)	201

Cash and Cash Equivalents, Beginning of Period	220	29,362	-

Cash and Cash Equivalents, End of Period	$ 201	$ 16,679	$ 201

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Three and Nine Months ended March 31, 2008 and 2006

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

Operating results for the three months and six months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ended June 30, 2008.

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

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Three and Nine Months ended March 31, 2008 and 2006

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

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Three and Nine Months ended March 31, 2008 and 2007

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

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Three and Nine Months ended March 31, 2008 and 2006

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

Introduction

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three-month period ended March 31, 2008. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

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

Plan of Operation

Financial Plan

As of March 31, 2008 we had a cash balance $202and have earned no revenue from operations. Since our inception on April 14, 2004 to June 30, 2006 we have raised $73,300 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

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

RESULTS OF OPERATIONS Second Quarter Summary

                                                         9 Months Ended

                                                        March 31, 2008               2007

Revenue                                                        $Nil                    $NIl

Expenses                                                      (2,709)             (10,324)

Net Income (Loss)                                    $((2,709)           $(10,324)

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

Operating Costs and Expenses

Our expenses decreased by $7,615 during the Nine-month period ended March 31, 2008 over the same period ended March 31, 2007 This decrease is primarily the result of decreases in the amount of professional fees incurred by us.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business.. For the six months ended March 31, 2008, we recorded contributed executive services expenses of $.0 of services that were provided to us without charge.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital                               At March 31, 2008          At June 30, 2007

Current  Assets                                            $201                                  $9,759

Current Liabilities                                     (40,690)                             $37,500

Working Capital (Deficit)                         (40,690)                             (27,741)

Cash Flows

Nine Months Ended March 31                                                                          2008                  2007

Cash Flows from (used in) Operating Activities                                              $(12,748)         (19,264)

Cash Flows from (used in) Investing Activities                                                --                         --

Cash Flows from (used in) Financing Activities                                               0                          0

Net Increase (decrease) in Cash During Period                                               $(12,748)           (19,264)

The increase in our working capital deficit at March 31, 2008 as compared to our fiscal year ended June 30, 2007 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period. As of March 31, 2008, the date of our most recently available financial statements, we had cash on hand of $201 Since our inception, we have used sales of our common stock and loans from our sole officer and director to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

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

These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2008 and for all periods presented in the attached financial statements, have been included. Interim results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

REPORTS ON FORM 8-K

The Company has not filed Current Reports on Form 8-K during the fiscal quarter ended March 31, 2008,

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRICAL VENTURES, INC.

Date May 15, 2007                       By:

/s/    Derek Ward

Derek ward

                                                                         Chief Executive Officer, Chief Financial Officer

                                                                         President, Director (Principal Executive Officer

                                                                         and Principal Accounting Officer)