Form 10-K
period 2008-06-30
Empirical ventures, Inc.
filed 2008-10-14
CIK 1301704

10K ANNUAL REPORT FOR THE FISCAL YEAR ENDED JUNE 30, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended June 30, 2008

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER

EMPIRICAL VENTURES, INC.
(Name of small business issuer in its charter)

NEVADA	27-0143340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Galbraith Close Edmonton, AB	T3Z 4F2
(Address of principal executive offices)	(Zip Code)

305.799.3131
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

                Securities registered under Section 12(g) of the Exchange Act:

                Common Stock, $0.001 Par Value Per Share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated ??filer (Do not check if a smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days $77,995

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 10, 2008 the Issuer had 9,586,662 Common shares outstanding

Documents Incorporated By Reference: None

PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15.	EXHIBITS
SIGNATURES

PART I

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-K. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

Corporate Background

Empirical Ventures, Inc. is a corporation formed under the laws of the State of Nevada on April 14, 2004 whose principal executive offices are located in Edmonton Alberta, Canada. Our principal business is the further development, and future production, marketing and sales via the Internet of a software product called Darrwin.

Recent Corporate Developments Prior to June 30, 2008

We experienced no significant developments since the completion of our fiscal year ended June 30, 2008

Recent Corporate Developments Subsequent to June 30, 2008

On July 28,2008 our shares became effective to be quoted on the OTCBB under the symbol EMLV.

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

Our business plan is to further develop, market and commercialize this software. We plan to market our software as a service to hotel and motel chains and civic and regional tourism bureaus.  We are a development stage company, have produced no revenues to date and have had extremely limited operations and have relied on the sale of our securities and loans from our sole director to fund our operations to date.

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

We acquired the prior development and prototype software of  the of the Darrwin Software Program on May 18, 2004,  from 3493734 Manitoba a company managed by Larry Cherrett of Winnipeg Manitoba Canada.  The software was developed between 1996 and 2001 by World Star Holdings of Dryden Ontario, Canada; 3493734 Manitoba acquired the software in satisfaction of a debt. There is no relationship between the Company or the Company’s Management with Larry Cherrett, 3493734 Manitoba Ltd. or World Star Holdings or Starcom Technologies.

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

We have no subsidiaries

ITEM 1A  RISK FACTORS

We Have Yet To Attain Profitable Operations And Because We Will Need Additional Financing To Fund Continued Funding And The Successful Production, Marketing And Sales Of The Darrwin Software Product.

We have incurred a net loss of $ 124,300 for the period from inception to June 30, 2008, and have earned no revenues to date. We expect to lose more money as we spend additional capital to complete development, produce and market the Darrwin software product, and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness may limit our ability to continue development and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of approximately $0 as of June 30, 2007. Our total expenditures over the next twelve months are anticipated to be approximately $269,000 the majority of which is due to the development and marketing of our products and general, legal, accounting and administrative expenses associated with this offering and as a result of our becoming a reporting issuer under the Exchange Act.

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

We Will Require Additional Financing And May Not Be Able To Continue Operations If Additional Financing Is Not Obtained.

As of June 30, 2007, we had cash in the amount of approximately $0. Our total expenditures over the next twelve months are anticipated to be approximately $269,000, the majority of which is due to the development of our product and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act. Depending on the success of our initial marketing efforts, we estimate that we will require further funding to implement an advertising campaign to establish and enhance awareness of Darrwin. The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 of our June 30, 2008 financial statements, we are in the development stage of operations, have had losses from operations since inception, and have nominal revenues and insufficient working capital available to meet ongoing financial obligations over the next fiscal year. After the twelve month period, we will require additional financing for any operational expenses and to pursue our plan of operation. We will require additional capital and financing in order to continue otherwise our business will fail. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operation.

We Will Rely On Our Internet Service Provider For The Operation Of Our Business, If The Quality Of Products And Services Provided By Our Internet Service Provider Falls Below A Satisfactory Standard, Our Business Could Be Harmed.

We depend on our internet service provider for the following:

·     we do not own a gateway onto the internet, but instead rely on an internet service provider to connect our website to the internet; and

·     the website depends on operating system, database, and server software that has been developed, produced by third parties.

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

ITEM 2.     DESCRIPTION OF PROPERTY.

The mailing address of our business is, 65 Galbraith Close Edmonton AB, Canada,  our president has arranged office space for us at no charge. The cost of the donated premises is valued at $0 per month on our financial statements. We rent web space on the Internet at http://www.darrwin-travel.com from our hosting provider Network Solutions for $15 per month. We own the mentioned Internet domain name providing we pay the ongoing annual fees of approximately $25 per year. We have no mortgage or lien on any of our property.

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

ITEM 3.     LEGAL PROCEEDINGS.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is currently quoted on the OTC Bulletin Board under the symbol EMLV.

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2008	$0	$0
2nd Quarter 2008	$0	$0
3rd Quarter 2008	$0	$0

Holders of Common Stock

As of June 30, 2008, there were 37 registered shareholders of our common stock.

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

Recent Sales Of Unregistered Securities

As of June 30, 2008 we have sold 9,586,662 shares of unregistered securities. All of these 9,586,662 shares were acquired from us in private placements that were exempt from registration under Regulation S of the Securities Act of 1933 and were sold to Canadian residents.

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

ITEM 6. SELECTED FINANCIAL DATA.

Statement of Operations Information:

	Year Ended June 30, 2008	Year Ended June 30, 2007
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses	23,259	32,953
Net income (loss)	23,259	32,953
Income (loss) per share (basic and diluted)	(0.00)	(0.00
Weighted average shares of common stock outstanding (basic and diluted)	9,586,662	9,586,662

Balance Sheet Information:

	June 30, 2008	June 30, 2007
Working capital	$0	9,759
Total assets	0	9,759
Total liabilities	49,500	37,500
Accumulated Deficit	124,300	101,041
Stockholders’ equity (deficit)	(49,500)	(27,741)

      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

PLAN OF OPERATION

Financial Plan

As of June 30, 2008 we had a cash balance $0 and have earned no revenue from operations. Since our inception on April 14, 2004 to June 30, 2008 we have raised $73,400 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. Additionally, we have received loans totaling $36,000 from our president. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

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

During the next 12 months, our business plan is to continue to develop, maintain and promote Darrwin to earn revenues from its sales. We anticipate that any additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to continue the transition into Darrwin. In the absence of such financing, our business will fail. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales or that the revenues generated will exceed the operating costs of our business. We have no employees as of June 30, 2008. We will conduct our business largely through agreements with consultants and arms-length third parties. We do not intend to hire any employees over the next twelve months.

Over the next twelve months, we plan to complete the following objectives within the time periods specified, subject to our obtaining any additional funding.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their audit report included in our audited financial statements for the year ended June 30, 2008 that there currently exists substantial doubt about our ability to continue as a going concern.

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

Our total expenditures over the next twelve months are anticipated to be approximately $269,000. Our cash on hand as of June 30, 2008 is $0. We do not have insufficient cash on hand to pay the costs of marketing the Darrwin and its initial production. , we will require additional financing in order to proceed with any additional work, marketing and initial manufacturing.

RESULTS OF OPERATIONS

For the period from inception on April 14, 2004 to June 30, 2008, we have not earned any operating revenue. We had an accumulated net loss of $since inception. We incurred total expenses of $124,300 since inception.

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

Net Loss

We incurred a loss in the amount of $for the period from inception to June 30, 2008. Our loss was attributable to the costs of operating expenses which primarily consisted of professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto.

Liquidity and Capital Resources

Working Capital
			Percentage
	At June 30, 2008	At June 30, 2007	Increase / (Decrease)
Current Assets	0	29,362
Current Liabilities	49,500	24,150
Working Capital (Deficit)	(49,500)	5,212

Cash Flows
	Year Ended June30
	2008	2007
Cash Flows Used In Operating Activities	$(32,953)	$(19,302)
Cash Flows Used In Investing Activities	-	-
Cash Flows Provided By Financing Activities	30,000	-
Net Increase In Cash During Period	(19,603)	(18,152)

As at June 30, 2008, we had cash of $0 and a working capital deficit of $49,500.  In addition, once we have completed our twelve month plan for developing and marketing our products, depending on the success of our initial marketing efforts, we will require additional funds to implement an advertising campaign to establish and enhance awareness of the Darrwin software program. The decreases in our working capital at June 30, 2008 from our year ended June 30, 2007 are primarily a result of the increased proceeds from issuance of common stock. The increase in our cash used during the period ended on June 30, 2008, from the comparable periods of the preceding fiscal years are due to our professional fees related to the professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto and from the fact that we had no significant revenue on June 30, 2008.

Future Financings

As of June 30, 2008, we had cash on hand of $0. Since our inception, we have used our common stock and loans from our President to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended June 30, 2008, that there is substantial doubt that we will be able to continue as a going concern.

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

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the Implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R. of this uncertainty.

ITEM 7A. QUANATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales will made in Canadian dollars, any exchange rate change affecting the value of the in Canadian dollar relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the in Canadian dollar were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the in Canadian dollar were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

ITEM 8.     FINANCIAL STATEMENTS.

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

We have audited the accompanying consolidated balance sheet of Empirical Ventures, Inc. (a Development Stage Company) as of June 30, 2008 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended June 30, 2008 and the period from April 14, 2004 (inception) through June 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empirical Ventures, Inc. as of June 30, 2008, and the results of its operations and its cash flows for the year ended June 30, 2008 and the period October 5, 2004 through June 30, 2008 in conformity with accounting principles generally accepted in the United States.

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

Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

September 28, 2008

F2

		June 30,	June 30,
		2008	2007

ASSETS

Current Assets
Cash		$ -	$ 9,759

Total Current Assets		-	9,759

Total Assets		$ -	$ 9,759

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payables and accrued expenses		$ 49,500	$ 37,500

Total Current Liabilities		49,500	37,500

Total Liabilities		49,500	37,500

Commitments and Contingencies

Stockholders' Equity

no shares issued and outstanding		-	-
Common stock, $.001 par value 50,000,000 shares authorized 50,000,000	,
		9,587	9,587
Additional paid-in capital		63,713	63,713
Deficit accumulated during the development stage		(124,300)	(101,041)

Total Stockholders' Equity Deficit		(49,500)	(27,741)

Total Liabilities and Stockholders' Equity holders Deficit		$ (49,500)	$ 9,759

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Period
	Ended	Ended	from April 14,
	June 30, 2008	June 30, 2007	2004 (inception)
			to June 30, 2008

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	23,259	32,953	117,800
Impairment of intangible asset		-	6,500

Total operating expenses	23,259	32,953	124,300

Net loss before provision for income taxes	(23,259)	(32,953)	(124,300)

Provision for income taxes	-	-	-

Net loss	$ (23,259)	$ (32,953)	$ (124,300)

Weighted average common shares outstanding -
Basic and diluted	9,586,662	9,586,662	9,586,662

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.02)

	Preferred Stock		Common Stock
	10,000,000 shares authorized		50,000,000 shares authorized		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in	Accumulated	Stockholders'
	Issued	$.001 per share	Issued	$.001 per share	Capital	Deficit	Equity

BALANCE, APRIL 14, 2004 (INCEPTION)	-	-	-	$ -	$ -	$ -
Common shares issued at par value	-	-	-	-	-	-
Common shares issued at $0.001 per share	-	-	5,000,000	5,000	53,480	-	5,000
Common shares issued at $0.001 per share	-	-	3,820,000	3,820	1,400	-	57,300
			100,000	100			1,500
Net loss	-	-	-	-	-	(8,610)	(8,610)
					54,880		55,190
BALANCE, JUNE 30, 2004	-	-	8,920,000	$ 8,920	$ 1,400	$ (8,610)	$ (1,500)
Net loss	-	-	(100,000)	(100.00)	10,233.00	(40,176)	11,000
			766,662	767			-40176
BALANCE, JUNE 30, 2005	-	-	9,586,662	$ 9,587	$ 63,713	$ (48,786)	$ 24,514
Net loss	-	-	-	-	-	(19,302)	(19,302)

BALANCE, JUNE 30, 2006	-	-	9,586,662	$ 9,587	$ 63,713	$ (68,088)	$ 5,212
Net loss						(32,953)	(32,953)

BALANCE, JUNE 30, 2007	-	-	9,586,662	$ 9,587	$ 63,713	$ (101,041)	$ 9,759
Common shares issued						(23,559)	(27,741)
Net loss	-	-	-	-	-

BALANCE, JUNE 30, 2008	-	-	9,586,662	$ 9,587	$ 63,713	$ (124,300)	$ (49,500)

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Twelve Months	Twelve Months	For the Period
	Ended	Ended	from April 14,
	June 30, 2008	June 30, 2007	2004 (inception)
			to June 30, 2008
Cash Flows From Operating Activities
Net loss	$ (23,259)	$ (32,953)	$ (124,300)
Adjustments to net loss to net cash
Impairment of intangible asset		-	6,500
Changes in current assets and current liabilities:		6,650
Accounts payable and accrued expenses	13,500		13,500

Net cash provided by (used in) operating activities	9,759	(39,603)	(104,300)

Cash Flows From Investing Activities
Payment for technology rights	-	(10,000)	(15,000)
Purchase of intangible asset		-

Net cash used in investing activities		(10,000)	(15,000)

Cash Flows From Financing Activities:	6,000	30,000	36,000
Proceeds from the issuance of common stock		-	71,800

Net cash provided by financing activities	6,000	30,000	107,800

Increase (decrease) in cash and cash equivalents		(19,603)	-

Cash and Cash Equivalents, Beginning of Period	9,759	29,362	-

Cash and Cash Equivalents, End of Period	$ (13,500)	$ 9,759	$ -

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2008 and the period April 14, 2004 (inception)

through June 30, 2008

NOTE 1 - NATURE OF OPERATIONS

Organization

The Company was incorporated in Nevada on April 14, 2004. The Company is a development stage company engaged in the business of commercializing the development of travel and tourism related software.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $23,259 for the year ended June 30, 2008; and a net accumulated loss of $124,300 for the period from April 14, 2004 (inception) to June 30, 2008. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of an online office service.  Management has plans to seek additional capital through a private placement and public offering of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through issuance of its common stock. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations. The Company is not currently earning any revenues.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7. “Accounting and Reporting by Development Stage Enterprises”.

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2008 and the period April 14, 2004 (inception)

through June 30, 2008

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Empirical Ventures Ltd., (EVL), a Company incorporated under the Company Act of British Columbia on May 13, 2004.  All inter-company transactions have been eliminated.

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

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value. During the year ended June 30, 2008, the Company determined that the carrying amount of the License purchased were in excess of its estimated fair value and recognized an impairment loss on intangible asset costs of $0.

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to June 30, 2008.

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2008 and the period April 14, 2004 (inception)

through June 30, 2008

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the SFAS No. 53 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in Consolidated Stockholder’s Equity, if applicable. There were no translation adjustments as of June 30, 2008.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Consolidated Statements of Operations. There were no exchange gains or losses as of June 30, 2008.

Loss Per Share

The Company computed basic and diluted loss per share amounts for June 30, 2008 pursuant to the SFAS No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2008 and the period April 14, 2004 (inception)

through June 30, 2008

Comprehensive Loss

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of July 2008 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

Income Taxes

Income taxes are recognized in accordance with SFAS 109, "Accounting for Income Taxes", whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2008 and the period April 14, 2004 (inception)

through June 30, 2008

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

FSP FAS 123(R)-5 was issued on October 10, 2006.  The FSP  provides  that instruments  that were  originally  issued  as  employee  compensation  and then  modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in  classification)  of those  instruments  will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in  contemplation  of an equity  restructuring;  and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.  The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website.  The Company  does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition

F11

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2008 and the period April 14, 2004 (inception)

through June 30, 2008

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement

No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 159 will have on the Company’s future results of operations and financial condition.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for us as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2008 and the period April 14, 2004 (inception)

through June 30, 2008

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)).  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for the acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer: Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. This determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

F13

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2008 and the period April 14, 2004 (inception)

through June 30, 2008

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160).  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

NOTE 3 – TECHNOLOGY PURCHASE AGREEMENT PAYABLE

By an agreement dated May 18, 2004 the Company purchased software, known as “Darrwin” in consideration of payment to the Vendor of $5,000 and 100,000 common shares of the Company.  In addition, the Company will grant the vendor a 2% royalty on net sales of any product that uses any portion of the technology.  The agreement was subsequently amended and calls for the cancellation of the 100,000 common shares, the sum of $3,000 payable upon execution of the agreement, and a non-refundable sum of $10,000 paid on August 22, 2006.  As of June 30, 2008, there is no balance due.

NOTE 4 – STOCKHOLDERS’ EQUITY

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

NOTE 5- RELATED PARTY LOAN

The company has received an aggregate amount $36,000 cash from a shareholder loan to continue its operations. The loan is funded by the President and non interest bearing.

F14

NOTE 6 INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense

items reported for financial accounting and tax purposes in different periods.   A deferred

tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. A valuation allowance of 100% of the deferred tax assets was made, there are no deferred taxes as of June 30, 2008. There was no income tax expense for the years ended June 30, 2008 due to the Company’s net losses. The Company’s tax benefit differs from the “expected” tax benefit for the years ended June 30, 2008, which is (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

April 14, 2004 (inception) Through June 30, 2008
Computed “expected” tax benefit	$124,300
Less; benefit of operating loss carryforwards	124,300
$-

The effects of temporary differences that gave rise to deferred tax assets at June 30, 2008 are as follows:

2008
Current	$-
Non-current	42,262
Total gross deferred tax assets	42,262
Less valuation allowance	(42,262)
Net deferred tax assets	$-

The Company has a net operating loss carryforward of $124,300 available to offset future taxable income through 2020.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

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

ITEM 9B.     OTHER INFORMATION.

None.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of officers and directors, their present positions with our company, and their biographical information.

Name and Address of Directors/Officers	Age	Position

Derek Ward	43	Chief Executive Officer, Chief Financial
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

ITEM 11.     EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us since inception on April14, 2004.

		Annual Compensation				Long Term Compensation
Name	Title	Year Ended	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compen- sation
Derek Ward	Chief Executive Officer, Chief Financial Officer, President, & Director	2008 2007 2006 2005 2004	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil

Except as described above, no other compensation has been paid to, awarded to, or earned by any of our executive officers or directors from our inception.

Employment Contracts

We do not have currently any employment contract with our sole officer and director

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended June 30, 2008, and we have not granted any stock options since our inception.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 10, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our officers and directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Derek Ward, Chief Executive Officer, Chief Financial Officer, President, & Director	5,000,000 Direct	51.62%
Common Stock	All Officers and Directors as a Group (1 person)	5,000,000	51.62%
5% Stockholders
Derek Ward	All Officers and Directors as a Group (3 people)	5,000,000	51.62%

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

In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report. As of June 30, 2008, we had 9,586,662 shares of common stock issued and outstanding.

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

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2008
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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as disclosed below, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

·Any of our directors or officers;

·Any person proposed as a nominee for election as a director;

·Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

·Any of our promoters; and

·Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2008 and June 30, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2008	Year Ended June 30, 2007
Audit Fees	$7,500	7,500
Audit Related Fees	6,000	6,000
Tax Fees	-	-
All Other Fees	8,00	800
Total	$14,300	14,300

Our audit committee pre-approves all non-audit services to be performed by our principal accountant.

ITEM 15.     EXHIBITS.

Exhibit
Number	Description of Exhibits

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

EMPIRICAL VENTURES, INC.
Date:	October 10, 2008	By:	/s/ Derek Ward
Derek Ward
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 10, 2008	:	/s/ Derek Ward
Derek Ward
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer