Form 10-Q
period 2008-09-30
Empirical ventures, Inc.
filed 2008-11-19
CIK 1301704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30,  2008

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
organization)

355 Galbraith Close
Edmonton Alberta
(Address of principal executive offices)

(780)
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2008, the Issuer had 9,586,662 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	(Unaudited)	Audited

ASSETS

Current Assets
Cash	$ -	$ -

Total Current Assets	-	-

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdraft	$ 26	$ 7
Accounts payable and accrued expenses	10,000	7,500
Related party loan payable	36,000	36,000

Total Current Liabilities	46,026	43,507

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
9,586,662 shares issued and outstanding	9,587	9,587
Additional paid-in capital	63,713	63,713
Deficit accumulated during the development stage	(119,326)	(116,807)

Total Stockholders' Deficit	(46,026)	(43,507)

Total Liabilities and Stockholders' Deficit	$ -	$ -

                                                                      See accompanying notes

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Period
	Months Ended	Months Ended	from April 14,
	September 30, 2008	September 30, 2007	2004 (inception)
			to September 30, 2008

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	2,519	7,808	112,826
Impairment of intangible asset	-	-	6,500

Total operating expenses	2,519	7,808	119,326

Net loss before provision for income taxes	(2,519)	(7,808)	(119,326)

Provision for income taxes	-	-	-

Net loss	(2,519)	(7,808)	(119,326)

Weighted average common shares outstanding -
Basic and diluted	9,586,662	9,586,662	9,586,662

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)

See accompanying notes

	Three Months	Three Months	For the Period
	Ended	Ended	from April 14,
	September 30, 2008	September 30, 2007	2004 (inception)
			to September 30, 2008
Cash Flows From Operating Activities
Net loss	$ (2,519)	$ (7,808)	(119,326)
Impairment of intangible asset	-	-	6,500
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	2,500	2,500	20,000
Technology purchase payable	-	-	-

Net Cash Provided by (Used In) Operating Activities	(19)	(5,308)	(92,826)

Cash Flows From Investing Activities
Payment for technology rights	-	-	(15,000)
Bank overdraft	19	-	26

Net Cash Used In Investing Activities	19	-	(14,974)

Cash Flows From Financing Activities:
Proceeds from related party loans	-	-	36,000
Proceeds from the issuance of common stock	-	-	71,800

Net Cash Provided By Financing Activities	-	-	107,800

Increase (Decrease) in Cash and Cash Equivalents	-	(5,308)	-

Cash and Cash Equivalents, Beginning of Period	-	9,759	-

Cash and Cash Equivalents, End of Period	$ -	$ 4,451	$ -

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Three Months ended September 30, 2008

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

Operating results for the three months and six months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ended June 30, 2008.

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

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Three Months ended September 30, 2008

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

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Three Months ended September 30, 2008

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

FSP FAS 123(R)-5 was issued on October 10, 2006.  The FSP  provides  that instruments  that were  originally  issued  as  employee  compensation  and then  modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in  classification)  of those  instruments  will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in  contemplation  of an equity  restructuring;  and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.  The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website.  The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Three ended September 30, 2008

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

Introduction

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three-month period ended September 30, 2008. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

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

Plan of Operation

Financial Plan

As of September 30, 2008 we had a cash balance $0 and have earned no revenue from operations. Since our inception on April 14, 2004 to June 30, 2006 we have raised $73,300 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

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

Originally 150 hours of programming time was budgeted for two computer scientists to complete the migration to Windows XP at a cost of $52,500. To date we have incurred approximately 214 hours of programming time by one programmer at a cost of $12,840 on the upgrade of the Darrwin software program. It is estimated we will need approximately 80 to 100 additional hours of development time at a cost of $60 per hour to complete our upgrade to Windows XP. We currently do not have enough cash on hand to complete this programming. We estimate that the migration to Widows XP will be completed by the end of 2008 and additional testing for system stability will carry on through the first quarter of 2008 and is contingent upon receipt of additional funding.

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

RESULTS OF OPERATIONS First Quarter Summary

                                                         3 Months Ended

                                                        September 30, 2008               2007

Revenue                                                        $Nil                    $NIl

Expenses                                                      (2,519)             (7,808)

Net Income (Loss)                                    $((2,519)           $(7,808)

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

Operating Costs and Expenses

Our expenses decreased by $5,289 during the three-month period ended September 30, 2008 over the same period ended September 30, 2007 This decrease is primarily the result of decreases in the amount of professional fees incurred by us.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business.. For the three months ended September 30, 2008, we recorded contributed executive services expenses of $.0 of services that were provided to us without charge.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital                               At September 30, 2008          At June 30, 2008

Current  Assets                                            $0                                  $0

Current Liabilities                                     (46,026)                            $43,507

Working Capital (Deficit)                         (46,026)                             (43,507)

Cash Flows

Three Months Ended September 30                                                                         2008             2007

Cash Flows from (used in) Operating Activities                                              $(2,519)             (7,808)

Cash Flows from (used in) Investing Activities                                                --                         --

Cash Flows from (used in) Financing Activities                                               0                          0

Net Increase (decrease) in Cash During Period                                               $(-)                     (5,308)

The increase in our working capital deficit at September 30, 2008 as compared to our fiscal year ended June 30, 2007 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period. As of September 30, 2008, the date of our most recently available financial statements, we had cash on hand of $0 Since our inception, we have used sales of our common stock and loans from our sole officer and director to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.

These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2008 and for all periods presented in the attached financial statements, have been included. Interim results for the three-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the consolidated financial statements included with this Quarterly Report on Form 10-Q.

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

REPORTS ON FORM 8-K

The Company has not filed Current Reports on Form 8-K during the fiscal quarter ended September 30, 2008,

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRICAL VENTURES, INC.

Date November 19, 2007                       By:

/s/    Derek Ward

Derek ward

                                                                         Chief Executive Officer, Chief Financial Officer

                                                                         President, Director (Principal Executive Officer

                                                                         and Principal Accounting Officer)