Form 10-K/A
period 2008-06-30
Empirical ventures, Inc.
filed 2008-12-15
CIK 1301704

10K ANNUAL REPORT FOR THE FISCAL YEAR ENDED JUNE 30, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
[ X ] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended June 30, 2008

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-52766

EMPIRICAL VENTURES, INC.
(Name of small business issuer in its charter)

NEVADA	27-0143340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

355 Galbraith Close Edmonton, AB	T3Z 4F2
(Address of principal executive offices)	(Zip Code)

780 691 7373
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

ITEM 1.      BUSINESS.

We are amending the Form 10-K filed in conjunction with the registrants annual report on Form 10-K as filed with the Securities and exchange Commission on October 10, 2008, On October 10, 2008, in preparation for filing the registrants Form 10-K, due to a clerical error, the wrong financials were inadvertently inserted and filed. This error was noticed and has been rectified and are re-filing the registrants annual report on Form 10-K/A. This amendment incorporates the appropriate financial statements but is not intended to update other information presented in this annual report as originally filed.

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

On July 28, 2008 our shares became effective to be quoted on the OTCBB under the symbol EMLV.

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

ITEM 6. SELECTED FINANCIAL DATA.

Statement of Operations Information:

	Year Ended June 30, 2008	Year Ended June 30, 2007
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses	15,766	32,953
Net income (loss)	15,766	32,953
Income (loss) per share (basic and diluted)	(0.00)	(0.00
Weighted average shares of common stock outstanding (basic and diluted)	9,586,662	9,586,662

Balance Sheet Information:

	June 30, 2008	June 30, 2007
Working capital	$0	9,759
Total assets	0
Total liabilities	43,507	37,500
Accumulated Deficit		101,041
Stockholders’ equity (deficit)	(43,507)	(27,741)

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

Net Loss

We incurred a loss in the amount of $ 116,807for the period from inception to June 30, 2008. Our loss was attributable to the costs of operating expenses which primarily consisted of professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto.

Liquidity and Capital Resources

Working Capital

	At June 30, 2008	At June 30, 2007
Current Assets	-	9,759
Current Liabilities	43,507	37,500
Working Capital (Deficit)	(43,507)	(27,741)

Cash Flows
	Year Ended June30
	2008	2007
Cash Flows Used In Operating Activities	(15,766)	(32,953)
Cash Flows Used In Investing Activities	-	-
Cash Flows Provided By Financing Activities		-
Net Increase/ Decrease In Cash During Period	(9,759)	(19,603)

As at June 30, 2008, we had cash of $0 and a working capital deficit of $43,507.  In addition, once we have completed our twelve month plan for developing and marketing our products, depending on the success of our initial marketing efforts, we will require additional funds to implement an advertising campaign to establish and enhance awareness of the Darrwin software program. The decreases in our working capital at June 30, 2008 from our year ended June 30, 2007 are primarily a result of the decreased proceeds from issuance of common stock. The decrease in our cash used during the period ended on June 30, 2008, from the comparable periods of the preceding fiscal years are due to our professional fees related to the professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto and from the fact that we had no significant revenue on June 30, 2008.

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

Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

September 28, 2007

F2

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS

Current Assets
Cash	$ -	$ 9,759

Total Current Assets	-	9,759

Total Assets	$ -	$ 9,759

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdraft	$ 7	$ -
Accounts payable and accrued expenses	7,500	7,500
Related party loan payable	36,000	30,000

Total Current Liabilities	43,507	37,500

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 s hares authorized
9,586,662 shares issued and outstanding	9,587	9,587
Additional paid-in capital	63,713	63,713
Deficit accumulated during the development stage	(116,807)	(101,041)

Total Stockholders' Deficit	(43,507)	(27,741)

Total Liabilities and Stockholders' Deficit	$ -	$ 9,759

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Period
	Ended	Ended	from April 14,
	June 30, 2008	June 30, 2007	2004 (inception)
			to June 30, 2008

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	15,766	32,953	110,307
Impairment of intangible asset	-	-	6,500

Total operating expenses	15,766	32,953	116,807

Net loss before provision for income taxes	(15,766)	(32,953)	(116,807)

Provision for income taxes	-	-	-

Net loss	(15,766)	(32,953)	(116,807)

Weighted average common shares outstanding -
Basic and diluted	9,586,662	9,586,662	9,586,662

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)

	Common Stock
	50,000,000 shares authorized		Total
	Shares	Par Value	Shares	Par Value	Paid-in	Accumulated	Shareholders'
	Issued	$.001 per share	Issued	$.001 per share	Capital	Deficit	Equity

BALANCE, APRIL 14, 2004 (INCEPTION)	-	$ -	-	$ -	$ -	$ -	$ -
Founders shares issued at par value	-	-	5,000,000	5,000	-	-	5,000
Common shares issued at $0.015 per share	-	-	3,820,000	3,820	53,480	-	57,300
Common shares issued at $0.015 per share	-	-	100,000	100	1,400	-	1,500
Net loss	-	-	-	-	-	(8,610)	(8,610)

BALANCE, JUNE 30, 2004	-	$ -	8,920,000	$ 8,920	$ 54,880	$ (8,610)	$ 55,190
Cancellation of common shares issued at $.015 per share	-	-	(100,000)	(100)	(1,400)	-	(1,500)
Common shares issued at $.015 per share	-	-	766,662	767	10,233	-	11,000
Net loss	-	-	-	-	-	(40,176)	(40,176)

BALANCE, JUNE 30, 2005	-	$ -	9,586,662	$ 9,587	$ 63,713	$ (48,786)	$ 24,514
Net loss	-	-	-	-	-	(19,302)	(19,302)

BALANCE, JUNE 30, 2006	-	$ -	9,586,662	$ 9,587	$ 63,713	$ (68,088)	$ 5,212
Net loss	-		-	-	-	(32,953)	(32,953)

BALANCE, JUNE 30, 2007	-	$ -	9,586,662	$ 9,587	$ 63,713	$ (101,041)	$ (27,741)
Net loss	-	-	-	-	-	(15,766)	(15,766)

BALANCE, JUNE 30, 2008	-	$ -	9,586,662	9,587	63,713	(116,807)	(43,507)

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months	Twelve Months	For the Period
	Ended	Ended	from April 14,
	June 30, 2008	June 30, 2007	2004 (inception)
			to June 30, 2008
Cash Flows From Operating Activities
Net loss	$ (15,766)	$ (32,953)	(116,807)
Impairment of intangible asset		-	6,500
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	-	(6,650)	17,500
Technology purchase payable	-	-	-

Net Cash (Used In) Operating Activities	(15,766)	(39,603)	(92,807)

Cash Flows From Investing Activities
Payment for technology rights	-	(10,000)	(15,000)
Bank overdraft	7	-	7

Net Cash Provided by (Used In) Investing Activities	7	(10,000)	(14,993)

Cash Flows From Financing Activities:
Proceeds from related party loans	6,000	30,000	36,000
Proceeds from the issuance of common stock	-	-	71,800

Net Cash Provided By Financing Activities	6,000	30,000	107,800

Decrease in Cash and Cash Equivalents	(9,759)	(19,603)	-

Cash and Cash Equivalents, Beginning of Period	9,759	29,362	-

Cash and Cash Equivalents, End of Period	$ -	$ 9,759	$ -

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $15,766 for the year ended June 30, 2008; and a net accumulated loss of $116,807 for the period from April 14, 2004 (inception) to June 30, 2008. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of an online office service.  Management has plans to seek additional capital through a private placement and public offering of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

F14

NOTE 6 INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended June 30, 2008 and 2007 consists of the following:

	2008	2007
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	(116,807)	(101,041)
State	-
Tax (benefit) from the decrease in valuation allowance	116,807	101,041
Provision (benefit) for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal income tax rate	34.0%
State income taxes Other Valuation allowance	0.0% - % (34.0)%
Effective tax rate	(0.0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes.  The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

2008
Net operating loss-carryforwards	$116,807
expiring between 2017-2020	-
Depreciation and amortization	-
Other	-
Deferred income tax asset	$116,807

The net deferred tax assets and liabilities are comprised of the following:

2008
Deferred tax assets:	$-
Current	-
Non-current	39,714
Less: valuation allowance	(39,714)
Net deferred income tax asset	$-

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

EMPIRICAL VENTURES, INC.
Date:	December 12, 2008	By:	/s/ Derek Ward
Derek Ward
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 12, 2008	:	/s/ Derek Ward
Derek Ward
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer