Form 10-K/A
period 2008-06-30
Empirical ventures, Inc.
filed 2008-12-15
CIK 1301704

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

ITEM 8.     FINANCIAL STATEMENTS.

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheet	F3

Consolidated Statements of Operations	F4

Consolidated Statement of Changes in Stockholders' Deficit	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7-15

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors

of Empirical Ventures, Inc.

     We have audited the accompanying consolidated balance sheets of Empirical Ventures, Inc. (a Development Stage Company) as of June 30, 2008 and 2007 and the related consolidated statements of operations, changes in consolidated stockholders’ equity and cash flows for the years ended June 30, 2008 and 2007, and the period of April 14, 2004 (inception) through June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empirical Ventures, Inc. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years ended June 30, 2008, and 2007 the period from April 14, 2004 (inception) through June 30, 2008, in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates

Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

November 20, 2008

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