Form 10-Q
period 2008-12-31
Empirical ventures, Inc.
filed 2009-02-13
CIK 1301704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31,  2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2008, the Issuer had 10,086,662 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

	December 31,	June 30,
	2008	2008
	(Unaudited)	Audited

ASSETS

Current Assets
Cash	$ 9,033	$ -

Total Current Assets	9,033	-

Total Assets	$ 9,033	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$ -	$ 7
Accounts payable and accrued expenses	2,500	7,500
Related party loan payable	36,079	36,000

Total Current Liabilities	38,579	43,507
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
10,086,662 shares issued and outstanding	10,087	9,587
Additional paid-in capital	88,213	63,713
Deficit accumulated during the development stage	(127,846)	(116,807)

Total Stockholders' Deficit	(29,546)	(43,507)

Total Liabilities and Stockholders' Deficit	$ 9,033	$ -

                                                                      See accompanying notes

	For the Three	For the Three	For the Six	For the Six	For the Period
	Months Ended	Months Ended	Months Ended	Months Ended	from April 14,
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007	2004 (inception)
					to December 31, 2008

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	8,520	7,808	11,039	10,039	121,346
Impairment of intangible asset	-	-	-	-	6,500

Total operating expenses	8,520	7,808	11,039	10,039	127,846

Net loss before provision for income taxes	(8,520)	(7,808)	(11,039)	(10,039)	(127,846)

Provision for income taxes	-	-	-	-	-

Net loss	(8,520)	(7,808)	(11,039)	(10,039)	(127,846)

Weighted average common shares outstanding -
Basic and diluted	9,835,977	9,586,662	9,835,977	9,586,662	9,835,977

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

See accompanying notes

	Three Months	Three Months	For the Period
	Ended	Ended	from April 14,
	December 31, 2008	December 31, 2007	2004 (inception)
			to December 31, 2008
Cash Flows From Operating Activities
Net loss	$ (11,039)	$ (10,039)	(127,846)
Impairment of intangible asset	-	-	6,500
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	(5,000)	(5,500)	12,500
Technology purchase payable	-	-	-

Net Cash Provided by (Used In) Operating Activities	(16,039)	(15,539)	(108,846)

Cash Flows From Investing Activities
Payment for technology rights	-	-	(15,000)
Bank overdraft	(7)	-	-

Net Cash Used In Investing Activities	(7)	-	(15,000)

Cash Flows From Financing Activities:
Proceeds from related party loans	79	6,000	36,079
Proceeds from the issuance of common stock	25,000	-	96,800

Net Cash Provided By Financing Activities	25,079	6,000	132,879

Increase (Decrease) in Cash and Cash Equivalents	9,033	(9,539)	9,033

Cash and Cash Equivalents, Beginning of Period	-	9,759	-

Cash and Cash Equivalents, End of Period	$ 9,033	$ 220	$ 9,033

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months ended December 31, 2008

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Organization

Empirical Ventures, Inc. (the “Company”) was incorporated in Nevada on April 14, 2004.  The Company is a development stage company engaged in the business of commercializing the development of office system software.

Interim Reporting

 While the information presented in the accompanying interim three and six months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the June 30, 2008 audited annual financial statements of Empirical Ventures, Inc.  All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s audited June 30, 2008 annual financial statements.

Operating results for the six months ended December 31, 2008 are not necessarily indicative of the results that can be expected for the year ended June 30, 2009.

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

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months ended December 31, 2008

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

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months ended December 31, 2008

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

For the Six ended December 31, 2008

(Unaudited)

NOTE 3– RELATED PARTY LOAN

On October 16, 2007 the company received $6,000 cash from a shareholder loan to continue its operations. The loan is funded by the President and non interest bearing.

On November 28, 2008 the company received $79 cash from a shareholder loan to continue its operations. The loan is funded by the President and non interest bearing.

NOTE 4- SHAREHOLDERS EQUITY

On December 30, 2008 the Company Issued a total of 500,000 shares to two individuals at $0.05 per share the net proceeds received by the company was $25,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Introduction

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the Six-month period ended December 31, 2008. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

Empirical Ventures, Inc. is a corporation formed under the laws of the State of Nevada on, April 14, 2004 whose principal executive offices are located in Edmonton Alberta, Canada. Our principal business is the development, marketing and of a software product called Darrwin.

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

Plan of Operation

Financial Plan

As of December 31, 2008 we had a cash balance $0 and have earned no revenue from operations. Since our inception on April 14, 2004 to June 30, 2006 we have raised $73,300 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

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

RESULTS OF OPERATIONS Second Quarter Summary

                                                         6 Months Ended

	December 31, 2008	2007
Revenue	$Nil	$NIl
Expenses	(11,039)	(10,039)
Net Income (Loss)	$(11,039)	$(10,039)

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

Operating Costs and Expenses

Our expenses inecreased by $1,000 during the Six-month period ended December 31, 2008 over the same period ended December 31, 2007 This decrease is primarily the result of increases in the amount of professional fees incurred by us.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business.. For the Six months ended December 31, 2008, we recorded contributed executive services expenses of $.0 of services that were provided to us without charge.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital	December 31, 2008	June 30, 2008

Current Assets	$9,033	$ 0

Current Liabilities	(38,579)	$43,507

Working Capital (Deficit)	(29,546)	(43,507)

Cash Flows

Six Months Ended December 31	2008	2007
Cash Flows from (used in) Operating Activities	$(11,039)	(10,039)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from (used in) Financing Activities	25,000	--
Net Increase (decrease) in Cash During Period	$(9,033)	(9,539)

The decrease in our working capital deficit at December 31, 2008 as compared to our fiscal year ended June 30, 2007 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period. As of December 31, 2008, the date of our most recently available financial statements, we had cash on hand of $9,033. Since our inception, we have used sales of our common stock and loans from our sole officer and director to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

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

These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at December 31, 2008 and for all periods presented in the attached financial statements, have been included. Interim results for the Six-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Our corporate headquarters are located in Edmonton Alberta, Canada As we are a Nevada corporation, we are required to maintain a resident agent in the State of Nevada for the purpose of receiving service of process. Under Section 78.090 of the Nevada Revised Statutes, all legal process and any demand or notice authorized by law to be served upon the Company may be served upon our resident agent in Nevada. Our resident agent for this purpose is Nevada Agency and Trust 50 West Liberty Street, Suite 880 Reno Nevada 89501.

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

REPORTS ON FORM 8-K

The Company has not filed Current Reports on Form 8-K during the fiscal quarter ended December 31, 2008,

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRICAL VENTURES, INC.

Date February 13, 2009                  By:

/s/    Derek Ward

Derek ward

                                                                         Chief Executive Officer, Chief Financial Officer

                                                                         President, Director (Principal Executive Officer

                                                                         and Principal Accounting Officer)