Form 10-Q
period 2009-03-31
Empirical ventures, Inc.
filed 2009-05-21
CIK 1301704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31,  2009

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

(780) 691-7373
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2009, the Issuer had 9,786,662 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	(Unaudited)	Audited
ASSETS

Current Assets
Cash	$ 104	$ -

Total Current Assets	104	-
Total Assets	$ 104	$ -
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$ -	$ 7
Accounts payable and accrued expenses	5,000	7,500
Related party loan payable	36,079	36,000

Total Current Liabilities	41,079	43,507
Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
10,086,662 shares issued and outstanding	10,087	9,587
Additional paid-in capital	88,213	63,713
Deficit accumulated during the development stage	(139,275)	(116,807)

Total Stockholders' Deficit	(40,975)	(43,507)

Total Liabilities and Stockholders' Deficit	$ 104	$ -

                                                                     See accompanying notes

F-1

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Nine	For the Nine	For the Period
	Months Ended	Months Ended	Months Ended	Months Ended	from April 14,
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	2004 (inception)
					to March 31, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	11,429	2,709	22,468	12,748	132,775
Impairment of intangible asset	-	-	-	-	6,500

Total operating expenses	11,429	2,709	22,468	12,748	139,275

Net loss before provision for income taxes	(11,429)	(2,709)	(22,468)	(12,748)	(139,275)

Provision for income taxes	-	-	-	-	-

Net loss	(11,429)	(2,709)	(22,468)	(12,748)	(139,275)

Weighted average common shares outstanding -
Basic and diluted	9,835,977	9,586,662	9,835,977	9,586,662	9,835,977

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

See accompanying notes

                                                                                 F-2

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months	For the Period
	Ended	Ended	from April 14,
	March 31, 2009	March 31, 2008	2004 (inception)
			to March 31, 2009
Cash Flows From Operating Activities
Net loss	$ (22,468)	$ (12,748)	(139,275)
Impairment of intangible asset	-	-	6,500
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	(2,500)	6,729	15,000
Technology purchase payable	-	-	-

Net Cash Used In Operating Activities	(24,968)	(6,019)	(117,775)

Cash Flows Used In Investing Activities
Payment for technology rights	-	-	(15,000)
Bank overdraft	(7)	-	-

Net Cash Used In Investing Activities	(7)	-	(15,000)

Cash Flows From Financing Activities:
Proceeds from related party loans	79	6,000	36,079
Proceeds from the issuance of common stock	25,000	-	96,800

Net Cash Provided By Financing Activities	25,079	6,000	132,879

Increase (Decrease) in Cash and Cash Equivalents	104	(19)	104

Cash and Cash Equivalents, Beginning of Period	-	220	-

Cash and Cash Equivalents, End of Period	$ 104	$ 201	$ 104
Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

                                                                                        F-3

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Nine Months ended March 31, 2009

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

Operating results for the nine months ended March31, 2009 are not necessarily indicative of the results that can be expected for the year ended June 30, 2009.

NOTE 2– RELATED PARTY LOAN

On October 16, 2007 the company received $6,000 cash from a shareholder loan to continue its operations. The loan is funded by the President and non interest bearing.

On November 28, 2008 the company received $79 cash from a shareholder loan to continue its operations. The loan is funded by the President and non interest bearing.

NOTE 3- SHAREHOLDERS EQUITY

On December 30, 2008 the Company Issued a total of 500,000 shares to two individuals at $0.05 per share the net proceeds received by the company was $25,000.

                                                                              F-7

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

Introduction

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the Nine-month period ended March 31, 2009. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

Empirical Ventures, Inc. is a corporation formed under the laws of the State of Nevada on, April 14, 2004 whose principal executive offices are located in Edmonton Alberta, Canada. Our principal business is the development, marketing and of a software product called Darrwin.

About Our Business

We are a development stage company.  We have produced no revenues to date, and have not begun revenue producing activities.  We have had extremely limited operations and have relied on the sale of our securities and loans or capital infusions from our officers and directors to fund our operations to date. Our auditors have included in their report covering our financial statements for the period from incorporation to June 30, 2008, that there is substantial doubt about our ability to continue as a going concern. Our business plan is to further develop and commercialize the Darrwin Software Program. The Darrwin Software Program, which provides reservation and support services to the hospitality and tourism industries via the internet.  We intend to become an Application Service Provider, hosting the program on our servers, and providing access and data storage from our facilities to hotels and motels, as well as civic and regional tourism bureaus in the U.S. and Canada. At the time of the acquisition our program was operational on Windows NT and Windows 2000 and capable of a full array of tourism based services, including reservation services and lodges and ticketing local sporting events and activities To date we have spent a total of $12,840 on software development, $1950 website development and other related costs. We anticipate spending approximately $235,000 in the next five months for similar purposes that are contingent on the receipt of additional funding.

Plan of Operation

Financial Plan

As of March 31, 2009 we had a cash balance $0 and have earned no revenue from operations. Since our inception on April 14, 2004 to June 30, 2006 we have raised $73,300 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

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

RESULTS OF OPERATIONS THIRD Quarter Summary

9 Months Ended

	March 31, 2009	2008
Revenue	$Nil	$NIl
Expenses	(11,429)	(2,709)
Net Income (Loss)	$(11,4299)	$(2,709)

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

Operating Costs and Expenses

Our expenses inecreased by $1,000 during the Nine-month period ended March 31, 2009 over the same period ended December 31, 2007 This decrease is primarily the result of increases in the amount of professional fees incurred by us.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business.. For the Nine months ended March 31, 2009, we recorded contributed executive services expenses of $.0 of services that were provided to us without charge.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital	March 31, 2009	June 30, 2008

Current Assets	$104	$ 0

Current Liabilities	(41,079	$43,507

Working Capital (Deficit)	(40,975)	(43,507)

Cash Flows

Nine Months Ended December 31	2009	2008
Cash Flows from (used in) Operating Activities	$(22,948)	(12748)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from (used in) Financing Activities	25,000	--
Net Increase (decrease) in Cash During Period	$(104)	(201)

The decrease in our working capital deficit at March 31, 2009 as compared to our fiscal year ended June 30, 2008 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period. As of March 31, 2009, the date of our most recently available financial statements, we had cash on hand of $104. Since our inception, we have used sales of our common stock and loans from our sole officer and director to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

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

These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2009 and for all periods presented in the attached financial statements, have been included. Interim results for the Nine-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

1.1

Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

0.1

Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

The Company has not filed Current Reports on Form 8-K during the fiscal quarter ended March 31, 2009,

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRICAL VENTURES, INC.

Date May 20, 2009                  By:

/s/    Derek Ward

Derek ward

                                                                         Chief Executive Officer, Chief Financial Officer

                                                                         President, Director (Principal Executive Officer

                                                                         and Principal Accounting Officer)