Form 10-K
period 2009-06-30
Empirical ventures, Inc.
filed 2009-11-13
CIK 1301704

10K ANNUAL REPORT FOR THE FISCAL YEAR ENDED JUNE 30, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended June 30, 2009

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days $77,995

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 13, 2009 the Issuer had 10,086,662 Common shares outstanding

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

Recent Corporate Developments Prior to June 30, 2009

We experienced no significant developments since the completion of our fiscal year ended June 30, 2009

Recent Corporate Developments Subsequent to June 30, 2009

We experienced no significant developments since the completion of our fiscal year ended June 30, 2009

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

We have incurred a net loss of $147,296 for the period from inception to June 30, 2009, and have earned no revenues to date. We expect to lose more money as we spend additional capital to complete development, produce and market the Darrwin software product, and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness may limit our ability to continue development and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of approximately $33 as of June 30, 2009. Our total expenditures over the next twelve months are anticipated to be approximately $269,000 the majority of which is due to the development and marketing of our products and general, legal, accounting and administrative expenses associated with this offering and as a result of our becoming a reporting issuer under the Exchange Act.

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

We Will Require Additional Financing And May Not Be Able To Continue Operations If Additional Financing Is Not Obtained.

As of June 30, 2009, we had cash in the amount of approximately $33. Our total expenditures over the next twelve months are anticipated to be approximately $269,000, the majority of which is due to the development of our product and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act. Depending on the success of our initial marketing efforts, we estimate that we will require further funding to implement an advertising campaign to establish and enhance awareness of Darrwin. The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 of our June 30, 2009 financial statements, we are in the development stage of operations, have had losses from operations since inception, and have nominal revenues and insufficient working capital available to meet ongoing financial obligations over the next fiscal year. After the twelve month period, we will require additional financing for any operational expenses and to pursue our plan of operation. We will require additional capital and financing in order to continue otherwise our business will fail. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operation.

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

ITEM 2.     DESCRIPTION OF PROPERTY.

The mailing address of our business is, 355 Galbraith Close Edmonton AB, Canada,  our president has arranged office space for us at no charge. The cost of the donated premises is valued at $0 per month on our financial statements. We rent web space on the Internet at http://www.darrwin-travel.com from our hosting provider Network Solutions for $15 per month. We own the mentioned Internet domain name providing we pay the ongoing annual fees of approximately $25 per year. We have no mortgage or lien on any of our property.

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

Holders of Common Stock

As of June 30, 2009, there were 37 registered shareholders of our common stock.

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

Recent Sales Of Unregistered Securities

As of June 30, 2009 we have sold 10,086,662 shares of unregistered securities. All of these 10,086,662 shares were acquired from us in private placements that were exempt from registration under Regulation S of the Securities Act of 1933 and were sold to Canadian residents.

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

3.    On December 19, 2009 we sold 500,000 shares of our common stock at $0.05 per share for      cash proceeds of $25,000

ITEM 6. SELECTED FINANCIAL DATA.

Statement of Operations Information:

	Year Ended June 30, 2009	Year Ended June 30, 2008
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses	30,489	15,766
Net income (loss)	(30,489)	(15,766)
Income (loss) per share (basic and diluted)	(0.00)	(0.00
Weighted average shares of common stock outstanding (basic and diluted)	10,086,662	9,586,662

Balance Sheet Information:

	June 30, 2009	June 30, 2008
Working capital	$0	0
Total assets	33
Total liabilities	49,029	43,507
Accumulated Deficit	147,296	116,807
Stockholders’ equity (deficit)	(48,996)	(43,507)

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

These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

PLAN OF OPERATION

Financial Plan

As of June 30, 2009 we had a cash balance $33 and have earned no revenue from operations. Since our inception on April 14, 2004 to June 30, 2009 we have raised $96,800in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. Additionally, we have received loans totaling $36,529 from our president. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

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

During the next 12 months, our business plan is to continue to develop, maintain and promote Darrwin to earn revenues from its sales. We anticipate that any additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to continue the transition into Darrwin. In the absence of such financing, our business will fail. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales or that the revenues generated will exceed the operating costs of our business. We have no employees as of June 30, 2009. We will conduct our business largely through agreements with consultants and arms-length third parties. We do not intend to hire any employees over the next twelve months.

Over the next twelve months, we plan to complete the following objectives within the time periods specified, subject to our obtaining any additional funding.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their audit report included in our audited financial statements for the year ended June 30, 2009 that there currently exists substantial doubt about our ability to continue as a going concern.

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

Our total expenditures over the next twelve months are anticipated to be approximately $269,000. Our cash on hand as of June 30, 2009 is $33 We do not have insufficient cash on hand to pay the costs of marketing the Darrwin and its initial production. , we will require additional financing in order to proceed with any additional work, marketing and initial manufacturing.

RESULTS OF OPERATIONS

For the period from inception on April 14, 2004 to June 30, 2009, we have not earned any operating revenue. We had an accumulated net loss of $since inception. We incurred total expenses of $147,296 since inception.

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

Net Loss

We incurred a loss in the amount of $147,296 for the period from inception to June 30, 2009. Our loss was attributable to the costs of operating expenses which primarily consisted of professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto.

Liquidity and Capital Resources

Working Capital

	At June 30, 2009	At June 30, 2008
Current Assets	33	-
Current Liabilities	49,029	43,507
Working Capital (Deficit)	48,996	(43,507)

Cash Flows
	Year Ended June30
	2009	2008
Cash Flows Used In Operating Activities	(30,489)	(15,766)
Cash Flows Used In Investing Activities	-	-
Cash Flows Provided By Financing Activities	25,529	-
Net Increase/ Decrease In Cash During Period	33	(9,759)

As at June 30, 2009, we had cash of $33 and a working capital deficit of $48,996.  In addition, once we have completed our twelve month plan for developing and marketing our products, depending on the success of our initial marketing efforts, we will require additional funds to implement an advertising campaign to establish and enhance awareness of the Darrwin software program. The decreases in our working capital at June 30, 2009 from our year ended June 30, 2008 are primarily a result of the decreased proceeds from issuance of common stock. The decrease in our cash used during the period ended on June 30, 2009, from the comparable periods of the preceding fiscal years are due to our professional fees related to the professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto and from the fact that we had no significant revenue on June 30, 2009.

Future Financings

As of June 30, 2009, we had cash on hand of $33. Since our inception, we have used our common stock and loans from our President to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended June 30, 2009, that there is substantial doubt that we will be able to continue as a going concern.

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

     We have audited the accompanying consolidated balance sheets of Empirical Ventures, Inc. (a Development Stage Company) as of June 30, 2009 and 2008 and the related consolidated statements of operations, changes in consolidated stockholders’ equity and cash flows for the years ended June 30, 2009 and 2008, and the period of April 14, 2004 (inception) through June 30, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empirical Ventures, Inc. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended June 30, 2009, and 2008 the period from April 14, 2004 (inception) through June 30, 2009, in conformity with accounting principles generally accepted in the United States.

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

/s/ Jewett, Schwartz, Wolfe & Associates

Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

November 11, 2009

F2

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2009	2008

ASSETS

Current Assets
Cash	$ 33	$ -

Total Current Assets	33	-

Total Assets	$ 33	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$ -	$ 7
Accounts payable and accrued expenses	12,500	7,500
Related party loan payable	36,529	36,000

Total Current Liabilities	49,029	43,507

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
10,086,662 shares issued and outstanding	10,087	9,587
Additional paid-in capital	88,213	63,713
Deficit accumulated during the development stage	(147,296)	(116,807)

Total Stockholders' Deficit	(48,996)	(43,507)

Total Liabilities and Stockholders' Deficit	$ 33	$ -

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Period
	Ended	Ended	from April 14,
	June 30, 2009	June 30, 2008	2004 (inception)
			to June 30, 2009

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	30,489	15,766	140,796
Impairment of intangible asset	-	-	6,500

Total operating expenses	30,489	15,766	147,296

Net loss before provision for income taxes	(30,489)	(15,766)	(147,296)

Provision for income taxes	-	-	-

Net loss	(30,489)	(15,766)	(147,296)

Weighted average common shares outstanding -
Basic and diluted	10,086,662	9,586,662	10,086,662

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)

	Preferred Stock		Common Stock
	10,000,000 shares authorized		50,000,000 shares authorized		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in	Accumulated	Shareholders'
	Issued	$.001 per share	Issued	$.001 per share	Capital	Deficit	Equity

BALANCE, APRIL 14, 2004 (INCEPTION)	-	$ -	-	$ -	$ -	$ -	$ -
Founders shares issued at par value	-	-	5,000,000	5,000	-	-	5,000
Common shares issued at $0.015 per share	-	-	3,820,000	3,820	53,480	-	57,300
Common shares issued at $0.015 per share	-	-	100,000	100	1,400	-	1,500
Net loss	-	-	-	-	-	(8,610)	(8,610)

BALANCE, JUNE 30, 2004	-	$ -	8,920,000	$ 8,920	$ 54,880	$ (8,610)	$ 55,190
Cancellation of common shares issued at $.015 per share	-	-	(100,000)	(100)	(1,400)	-	(1,500)
Common shares issued at $.015 per share	-	-	766,662	767	10,233	-	11,000
Net loss	-	-	-	-	-	(40,176)	(40,176)

BALANCE, JUNE 30, 2005	-	$ -	9,586,662	$ 9,587	$ 63,713	$ (48,786)	$ 24,514
Net loss	-	-	-	-	-	(19,302)	(19,302)

BALANCE, JUNE 30, 2006	-	$ -	9,586,662	$ 9,587	$ 63,713	$ (68,088)	$ 5,212
Net loss	-		-	-	-	(32,953)	(32,953)

BALANCE, JUNE 30, 2007	-	$ -	9,586,662	$ 9,587	$ 63,713	$ (101,041)	$ (27,741)
Net loss	-	-	-	-	-	(15,766)	(15,766)

BALANCE, JUNE 30, 2008	-	$ -	9,586,662	$ 9,587	$ 63,713	$ (116,807)	$ (43,507)
Common shares issued at $.05 per share	-	-	500,000	500	24,500	-	25,000
Net Loss	-	-	-	-	-	(30,489)	(30,489)

BALANCE, JUNE 30, 2009	-	$ -	10,086,662	$ 10,087	$ 88,213	$ (147,296)	$ (48,996)

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months	Twelve Months	For the Period
	Ended	Ended	from April 14,
	June 30, 2009	June 30, 2008	2004 (inception)
			to June 30, 2009
Cash Flows From Operating Activities
Net loss	$ (30,489)	$ (15,766)	(147,296)
Impairment of intangible asset		-	6,500
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	5,000	-	22,500
Technology purchase payable	-	-	-

Net Cash (Used In) Operating Activities	(25,489)	(15,766)	(118,296)

Cash Flows From Investing Activities
Payment for technology rights	-		(15,000)
Bank overdraft	(7)	7	-

Net Cash Provided by (Used In) Investing Activities	(7)	7	(15,000)

Cash Flows From Financing Activities:
Proceeds from related party loans	529	6,000	36,529
Proceeds from the issuance of common stock	25,000	-	96,800

Net Cash Provided By Financing Activities	25,529	6,000	133,329

Increase (Decrease) in Cash and Cash Equivalents	33	(9,759)	33

Cash and Cash Equivalents, Beginning of Period	-	9,759	-

Cash and Cash Equivalents, End of Period	$ 33	$ -	$ 33

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2009 and the period April 14, 2004 (inception)

through June 30, 2009

NOTE 1 - NATURE OF OPERATIONS

Organization

Empirical Ventures, Inc. (the “Company”) was incorporated in Nevada on April 14, 2004.  The Company a development stage company. The Company’s plan is to commercialize an enterprise and related software applications. The Company is in the early stages of the software application and infrastructure build out, and has not as yet engaged in revenue producing activities.  The Company will provide products and services to enable the travel and tourism industries to more effectively manage all travel and tourism related services.  The Company’s objective is to complete development and pre-marketing activities and to actively market and support a commercial product and to earn revenues from the travel and tourism industries or other related organizations worldwide via the Internet from the Company’s website.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $30,489 for the year ended June 30, 2009; and a net accumulated loss of $ 147,296 for the period from April 14, 2004 (inception) to June 30, 2009. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of an online office service.  Management has plans to seek additional capital through a private placement and public offering of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through issuance of its common stock. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans.  Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations. The Company is not currently earning any revenues

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2009 and the period April 14, 2004 (inception)

through June 30, 2009

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less.

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets". The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value. During the year ended June 30, 2009, the Company determined that the carrying

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2009 and the period April 14, 2004 (inception)

through June 30, 2009

amount of the License purchased were in excess of its estimated fair value and recognized an impairment loss on intangible asset costs of $0.

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to June 30, 2009.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the SFAS No. 53 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in Consolidated Stockholder’s Equity, if applicable. There were no translation adjustments as of June 30, 2009.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Consolidated Statements of Operations. There were no exchange gains or losses as of June 30, 2009.

Loss per Share

The Company computed basic and diluted loss per share amounts for June 30, 2009 pursuant to the SFAS No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2009 and the period April 14, 2004 (inception)

through June 30, 2009

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

The company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. Our Level 1 non-derivative investments primarily include domestic and international equities, U.S. treasuries, exchange-traded mutual funds, and agency securities. Our Level 1 derivative assets and liabilities include those traded on exchanges.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 non-derivative investments consist primarily of corporate notes and bonds, foreign government bonds, mortgage-backed securities, commercial paper, and certain agency securities. Our Level 2 derivative assets and liabilities primarily include certain over-the-counter options, futures, and swap contracts.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 non-derivative assets primarily comprise investments

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2009 and the period April 14, 2004 (inception)

through June 30, 2009

in certain corporate bonds. We value these corporate bonds using internally developed valuation models, inputs to which include interest rate curves, credit spreads, stock prices, and volatilities. Unobservable inputs used in these models are significant to the fair values of the investments. Our Level 3 derivative assets and liabilities primarily comprise derivatives for foreign equities. In certain cases, market-based observable inputs are not available and we use management judgment to develop assumptions to determine fair value for these derivatives.

Comprehensive Loss

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of June 30, 2009 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No.

F11

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2009 and the period April 14, 2004 (inception)

through June 30, 2009

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

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2009 and the period April 14, 2004 (inception)

through June 30, 2009

168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement had an impact on the Company’s financial statements since all references to authoritative accounting literature have been referenced in accordance with SFAS No. 168.

Subsequent Events

In May 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. The Company has adopted SFAS No. 165 and it did not have a material effect on its consolidated financial statements.

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company has adopted “FSP” No. SFAS 107-1 and APB 28-1 and it did not have a material effect on its consolidated financial statements.

NOTE 3 – TECHNOLOGY PURCHASE AGREEMENT PAYABLE

By an agreement dated May 18, 2004 the Company purchased software, known as “Darrwin” in consideration of payment to the Vendor of $5,000 and 100,000 common shares of the Company.  In addition, the Company will grant the vendor a 2% royalty on net sales of any product that

F13

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2009 and the period April 14, 2004 (inception)

through June 30, 2009

uses any portion of the technology.  The agreement was subsequently amended and calls for the cancellation of the 100,000 common shares, the sum of $3,000 payable upon execution of the agreement, and a non-refundable sum of $10,000 paid on August 22, 2006.  As of June 30, 2009, there is no balance due.

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

On December 30, 2008 the Company Issued a total of 500,000 common shares to two individuals at $0.05 per share the net proceeds received by the company was $25,000.

Common stockholders are entitled to 1 vote per common share held. There are no special rights or privileges afforded to common share holders.

NOTE 5– RELATED PARTY LOAN

Amounts due from or to related parties as of the date of each balance sheet are non interest bearing and there are no fixed terms of repayment.

On October 16, 2007 the company received $36,000 cash from a shareholder loan to continue its operations. The loan is funded by the President and non interest bearing.

On November 28, 2008 the company received $79 cash from a shareholder loan to continue its operations. The loan is funded by the President and non interest bearing.

F14

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2009 and the period April 14, 2004 (inception)

through June 30, 2009

On June 4, 2009 the company received $450 cash from a shareholder loan to continue its operations. The loan is funded by the President and non interest bearing.

As of June 30, 2009, the Company had a total of $36,529 due to related parties.  None of the debt owed to related parties has been paid in part or in whole.

NOTE 6 - INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. A valuation allowance of 100% of the deferred tax assets was made; there are no deferred taxes as of June 30, 2009. There was no income tax expense for the years ended June 30, 2009 and 2008 due to the Company’s net losses.

The Company’s tax benefit differs from the “expected” tax benefit for the years ended June 30, 2009 and 2008, which is (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

	April 14, 2004 (inception) Through June 30, 2009	April 14, 2004 (inception) Through June 30, 2008
Computed “expected” tax benefit	$50,081	$ 39,714
Less; benefit of operating loss carryforwards	50,081	$ 39,714
	$-	$ -

The effects of temporary differences that gave rise to deferred tax assets at June 30, 2009 and 2008 are as follows:

	2009	2008
Current	$-	$ -
Non-current	10,366	5,360
Total gross deferred tax assets	10,366	5,360
Less valuation allowance	(10,366)	(5,360)
Net deferred tax assets	$-	$ -

The Company has a net operating loss carryforward of $10,366 available to offset future taxable income through 2020.

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2009 and the period April 14, 2004 (inception)

through June 30, 2009

NOTE 7- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of June 30, 2009, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

For the year Ended June 30,
	2009	2008
Numerator:
Continuing operations:
Income from continuing operations	($ 30,489 )	($ 15,766)
Effect of dilutive convertible debt	--	--
Total	($ 30,489)	($ 15,766)

Discontinued operations
Loss from discontinued operations	--	--

Net income (loss)	($ 30,489)	($ 30,489)

Denominator:
Weighted average number of shares outstanding – basic and diluted	10,086,662	9,587,000

EPS:
Basic:
Continuing operations	$ 0.00	$ 0.00
Discontinued operations	0.00	0.00
Net income/(loss)	$ 0.00	$ 0.00

Diluted
Continuing operations	$ 0.00	$ 0.00
Discontinued operations	0.00	0.00
Net income/(loss)	$ 0.00	$ 0.00

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

Name and Address of Directors/Officers	Age	Position

Derek Ward	44	Chief Executive Officer, Chief Financial
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

		Annual Compensation				Long Term Compensation
Name	Title	Year Ended	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compen- sation
Derek Ward	Chief Executive Officer, Chief Financial Officer, President, & Director	2009 2008 2007 2006 2005	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil

Except as described above, no other compensation has been paid to, awarded to, or earned by any of our executive officers or directors from our inception.

Employment Contracts

We do not have currently any employment contract with our sole officer and director

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended June 30, 2009, and we have not granted any stock options since our inception.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 13, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our officers and directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report. As of June 30, 2009, we had 10,086,662 shares of common stock issued and outstanding.

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

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2009
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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2009 and June 30, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2009	Year Ended June 30, 2008
Audit Fees	$7,500	7,500
Audit Related Fees	6,000	6,000
Tax Fees	-	-
All Other Fees	800	800
Total	$14,300	14,300

Our audit committee pre-approves all non-audit services to be performed by our principal accountant.

ITEM 15.     EXHIBITS.

Exhibit
Number	Description of Exhibits

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

EMPIRICAL VENTURES, INC.
Date:	November 13, 2009	By:	/s/ Derek Ward
Derek Ward
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 13, 2009	:	/s/ Derek Ward
Derek Ward
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer