Form 10-Q
period 2009-09-30
Empirical ventures, Inc.
filed 2009-11-23
CIK 1301704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30,  2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2009, the Issuer had 10,086,662 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	June 30,
	2009	2009
	(Unaudited)	Audited
ASSETS
Current Assets
Cash	$ 15	$ 33

Total Current Assets	15	33

Total Assets	$ 15	$ 33

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$ -	$ -
Accounts payable and accrued expenses	15,000	12,500
Related party loan payable	36,529	36,529

Total Current Liabilities	51,529	49,029
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
10,086,662 shares issued and outstanding	10,087	10,087
Additional paid-in capital	88,213	88,213
Deficit accumulated during the development stage	(149,796)	(147,296)

Total Stockholders' Deficit	(51,514)	(48,996)

Total Liabilities and Stockholders' Deficit	$ 15	$ 33

                                                                      See accompanying notes

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS

	For the Three	For the Three	For the Period
	Months Ended	Months Ended	from April 14,
	September 30,, 2009	September 30,, 2008	2004 (inception)
			to September 30,, 2009

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	2,518	2,519	149,796
Impairment of intangible asset	-	-	6,500

Total operating expenses	2,518	2,519	156,296

Net loss before provision for income taxes	(2,518)	(2,519)	(156,296)

Provision for income taxes	-	-	-

Net loss	(2,518)	(2,519)	(156,296)

Weighted average common shares outstanding -
Basic and diluted	10,086,662	9,586,662	9,835,977

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)

See accompanying notes

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	Three Months	Nine Months	For the Period
	Ended	Ended	from April 14,
	September 30, 2009	September 30,, 2008	2004 (inception)
			to September 30, 2009
Cash Flows From Operating Activities
Net loss	$ (2,518)	$ (2,519)	(149,796)
Impairment of intangible asset	-	-	6,500
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	(2,518)	(2,519)	15,000
Technology purchase payable	-	-	-

Net Cash Provided by (Used In) Operating Activities	(2,518)	(19)	(128,296)

Cash Flows From Investing Activities
Payment for technology rights	-	-	(15,000)
Bank overdraft		19	-

Net Cash Used In Investing Activities		-	(15,000)

Cash Flows From Financing Activities:
Proceeds from related party loans	-	-	36,529
Proceeds from the issuance of common stock	-	-	96,800

Net Cash Provided By Financing Activities	-	-	133,329

Increase (Decrease) in Cash and Cash Equivalents	18	(19)	15

Cash and Cash Equivalents, Beginning of Period	33	-	-

Cash and Cash Equivalents, End of Period	$ 15	$ -	$ 15
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

                                                                            See accompanying notes

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Three Months ended September 30, 2009

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $2,518 for the period ended September 30, 2009; and a net accumulated loss of $ 149,796 for the period from April 14, 2004 (inception) to September 30, 2009. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of an online office service.  Management has plans to seek additional capital through a private placement and public offering of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Three Months ended September 30, 2009

(Unaudited)

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

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets". The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value. During the period ended September 30, 2009, the Company determined that the carrying amount of the License purchased were in excess of its estimated fair value and recognized an impairment loss on intangible asset costs of $0.

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Three Months ended September 30, 2009

(Unaudited)

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to September 30, 2009.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the SFAS No. 53 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in Consolidated Stockholder’s Equity, if applicable. There were no translation adjustments as of September 30, 2009.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Consolidated Statements of Operations. There were no exchange gains or losses as of September 30, 2009.

Loss per Share

The Company computed basic and diluted loss per share amounts for September 30, 2009 pursuant to the SFAS No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between wil willing parties, other than in a forced sale of liquidation.

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Three ended September 30, 2009

(Unaudited)

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

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 non-derivative assets primarily comprise investments in certain corporate bonds. We value these corporate bonds using internally developed valuation models, inputs to which include interest rate curves, credit spreads, stock prices, and volatilities. Unobservable inputs used in these models are significant to the fair values of the investments. Our Level 3 derivative assets and liabilities primarily comprise derivatives for foreign equities. In certain cases, market-based observable inputs are not available and we use management judgment to develop assumptions to determine fair value for these derivatives.

Comprehensive Loss

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of September 30, 2009 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Three ended September 30, 2009

(Unaudited)

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

For the Three ended September 30, 2009

(Unaudited)

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP becomes effective for interim reporting periods ending after June15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company has adopted “FSP” No. SFAS 107-1 and APB 28-1 and it did not have a material effect on its consolidated financial statements.

NOTE 3 – TECHNOLOGY PURCHASE AGREEMENT PAYABLE

By an agreement dated May 18, 2004 the Company purchased software, known as “Darrwin” in consideration of payment to the Vendor of $5,000 and 100,000 common shares of the Company.  In addition, the Company will grant the vendor a 2% royalty on net sales of any product that uses any portion of the technology.  The agreement was subsequently amended and calls for the cancellation of the 100,000 common shares, the sum of $3,000 payable upon execution of the agreement, and a non-refundable sum of $10,000 paid on August 22, 2006.  As of September 30, 2009, there is no balance due.

NOTE 4 – STOCKHOLDERS’ EQUITY

On May 7, 2004 the Company issued 5,000,000 of its common shares to its founder for cash of $5,000.

On September 30, 2004, the Company issued 3,820,000 of its common shares for cash of $57,300.

On September 30, 2004, the Company issued 100,000 of its common stock in conjunction with a Technology Purchase Agreement.  Per the agreement, these shares were issued at $.015.  In accordance with an amendment to the original agreement, these shares were subsequently cancelled during the year ended September 30, 2005.

On July 23, 2004, the Company issued 766,662 of its common shares for cash of $11,000.

On December 30, 2008 the Company Issued a total of 500,000 common shares to two individuals at $0.05 per share the net proceeds received by the company was $25,000.

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Three ended September 30, 2009

(Unaudited)

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

On September 4, 2009 the company received $450 cash from a shareholder loan to continue its operations. The loan is funded by the President and non interest bearing.

As of September 30, 2009, the Company had a total of $36,529 due to related parties.  None of the debt owed to related parties has been paid in part or in whole.

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

Introduction

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three-month period ended September 30, 2009. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

Empirical Ventures, Inc. is a corporation formed under the laws of the State of Nevada on, April 14, 2004 whose principal executive offices are located in Edmonton Alberta, Canada. Our principal business is the development, marketing and of a software product called Darrwin.

About Our Business

We are a development stage company.  We have produced no revenues to date, and have not begun revenue producing activities.  We have had extremely limited operations and have relied on the sale of our securities and loans or capital infusions from our officers and directors to fund our operations to date. Our auditors have included in their report covering our financial statements for the period from incorporation to June 30, 2009, that there is substantial doubt about our ability to continue as a going concern. Our business plan is to further develop and commercialize the Darrwin Software Program. The Darrwin Software Program, which provides reservation and support services to the hospitality and tourism industries via the internet.  We intend to become an Application Service Provider, hosting the program on our servers, and providing access and data storage from our facilities to hotels and motels, as well as civic and regional tourism bureaus in the U.S. and Canada. At the time of the acquisition our program was operational on Windows NT and Windows 2000 and capable of a full array of tourism based services, including reservation services and lodges and ticketing local sporting events and activities To date we have spent a total of $12,840 on software development, $1950 website development and other related costs. We anticipate spending approximately $235,000 in the next five months for similar purposes that are contingent on the receipt of additional funding.

Plan of Operation

Financial Plan

As of September 30, 2009 we had a cash balance $15 and have earned no revenue from operations. Since our inception on April 14, 2004 to June 30, 2006 we have raised $96,800 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

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

RESULTS OF OPERATIONS First Quarter Summary

3 Months Ended
September 30, 2009 2008
Revenue $Nil $NIl
Expenses (2,518) (2,519)
Net Income (Loss) $((2,518) $(2,519)

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

Operating Costs and Expenses

Our expenses decreased by $1 during the three-month period ended September 30, 2009 over the same period ended September 30, 2008 This decrease is primarily the result of decreases in the amount of professional fees incurred by us.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business.. For the three months ended September 30, 2009, we recorded contributed executive services expenses of $.0 of services that were provided to us without charge.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital At September 30, 2009 At June 30, 2009

Current Assets $ 15 $33

Current Liabilities (51,529) $49,029

Working Capital (Deficit) (51,514) (48,996)

Cash Flows

Three Months Ended September 30 2009 2008
Cash Flows from (used in) Operating Activities $(2,518) (2,519)
Cash Flows from (used in) Investing Activities -- --
Cash Flows from (used in) Financing Activities 0 0
Net Increase (decrease) in Cash During Period $18 (19)

The increase in our working capital deficit at September 30, 2009 as compared to our fiscal year ended June 30, 2009 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period. As of September 30, 2009, the date of our most recently available financial statements, we had cash on hand of $15 Since our inception, we have used sales of our common stock and loans from our sole officer and director to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

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

These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2009 and for all periods presented in the attached financial statements, have been included. Interim results for the three-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

REPORTS ON FORM 8-K

The Company has not filed Current Reports on Form 8-K during the fiscal quarter ended September 30, 2009,

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRICAL VENTURES, INC.

Date November 23, 2009                       By:

/s/    Derek Ward

Derek ward

                                                                         Chief Executive Officer, Chief Financial Officer

                                                                         President, Director (Principal Executive Officer

                                                                         and Principal Accounting Officer)