Form 10-Q
period 2009-12-31
Empirical ventures, Inc.
filed 2010-02-17
CIK 1301704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31,  2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2009, the Issuer had 11,086,662 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	June 30,
	2009	2009
	(Unaudited)	Audited
ASSETS

Current Assets
Cash	-	$ 33

Total Current Assets	-	33

Total Assets	$ -	$ 33

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$ 3	$ -
Accounts payable and accrued expenses	17,500	12,500
Related party loan payable	26,529	36,529

Total Current Liabilities	44,032	49,029

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
11,086,662 and 9,586,662 shares issued and outstanding	9,587	9,587
Additional paid-in capital	98,713	98,713
Deficit accumulated during the development stage	(152,332)	(147,296)

Total Stockholders' Deficit	(44,032)	(38,996)

Total Liabilities and Stockholders' Deficit	$ -	$ 10,033

                                                                      See accompanying notes

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS

	For the Three	For the Three	For the Six	For the Six	For the Period
	Months Ended	Months Ended	Months Ended	Months Ended	from April 14,
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	2004 (inception)
					to December 31, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	2,518	8,520	5,036	11,039	145,832
Impairment of intangible asset	-	-	-	-	6,500

Total operating expenses	2,518	8,520	5,036	11,039	152,332

Net loss before provision for income taxes	(2,518)	(8,520)	(5,036)	(11,039)	(152,332)

Provision for income taxes	-	-	-	-	-

Net loss	(2,518)	(8,520)	(5,036)	(11,039)	(152,332)

Weighted average common shares outstanding -
Basic and diluted	10,488,836	9,586,662	10,782,314	9,586,662

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

See accompanying notes

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	For the Six	For the Six	For the Period
	Months Ended	Months Ended	from April 14,
	December 31, 2009	December 31, 2008	2004 (inception)
			to December 31, 2009
Cash Flows From Operating Activities
Net loss	$ (5,036)	$ (11,039)	(152,332)
Impairment of intangible asset	-	-	6,500
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	5,000	(5,000)	27,500
Technology purchase payable	-	-	-

Net Cash (Used In) Operating Activities	(36)	(16,039)	(118,332)
Cash Flows From Investing Activities
Payment for technology rights	-	-	(15,000)
Bank overdraft	3	(7)	3
Net Cash Provided by (Used In) Investing Activities	3	(7)	(14,997)

Cash Flows From Financing Activities:
Proceeds from related party loans	-	79	36,529
Proceeds from the issuance of common stock	-	25,000	96,800

Net Cash Provided By Financing Activities	-	25,079	133,329

Increase (Decrease) in Cash and Cash Equivalents	(33)	9,033	-

Cash and Cash Equivalents, Beginning of Period	33	-	-

Cash and Cash Equivalents, End of Period	$ -	$ 9,033	$ -

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Non-cash investing and financing
Conversion of related party loan to common stock	$ 10,000	$ -	$ -

                                                                            See accompanying notes

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months ended December 31, 2009

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $5,036 for the six months ended December 31, 2009; and a net accumulated loss of $ 152,332 for the period from April 14, 2004 (inception) to December 31, 2009. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of an online office service.  Management has plans to seek additional capital through a private placement and public offering of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months ended December 31, 2009

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by “Accounting and Reporting by Development Stage Enterprises”.

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

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in "Accounting for the Impairment or Disposal of Long-lived Assets". The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value. During the six months ended December 31, 2009, the Company determined that the carrying amount of the License purchased were in excess of its estimated fair value and recognized an impairment loss on intangible asset costs of $0.

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months ended December 31, 2009

(Unaudited)

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to December 31, 2009.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the ASC 830 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in Consolidated Stockholder’s Equity, if applicable. There were no translation adjustments as of December 31, 2009.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Consolidated Statements of Operations. There were no exchange gains or losses as of December 31, 2009.

Loss per Share

The Company computed basic and diluted loss per share amounts for December 31, 2009 pursuant to the ASC 260 “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Six ended December 31, 2009

(Unaudited)

Fair Value of Financial Instruments

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

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Six ended December 31, 2009

(Unaudited)

Comprehensive Loss

 ASC 220 “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2009 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

Income Taxes

Income taxes are recognized in accordance with ASC 740 "Accounting for Income Taxes", whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In May 2009, the FASB issued ASC 855, Subsequent Events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, ASC 855 requires disclosure of the date through which subsequent events were evaluated. These requirements are effective for interim and annual periods after June 15, 2009. We adopted these requirements for the year ended December 31, 2009, and have evaluated subsequent events through February 9, 2010.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Six ended December 31, 2009

(Unaudited)

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

NOTE 3 – TECHNOLOGY PURCHASE AGREEMENT PAYABLE

By an agreement dated May 18, 2004 the Company purchased software, known as “Darrwin” in consideration of payment to the Vendor of $5,000 and 100,000 common shares of the Company.  In addition, the Company will grant the vendor a 2% royalty on net sales of any product that uses any portion of the technology.  The agreement was subsequently amended and calls for the cancellation of the 100,000 common shares, the sum of $3,000 payable upon execution of the agreement, and a non-refundable sum of $10,000 paid on August 22, 2006.  As of December 31, 2009, there is no balance due.

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

On December 30, 2008 the Company issued a total of 500,000 subscripted common shares to two individuals at $0.05 per share the net proceeds received by the company was $25,000.

On November 6, 2009 Mr. Derek Ward Converted $10,000 of debt owed to him by the Company in exchange for 1,000,000 Common restricted shares at $0.01 per share

Common stockholders are entitled to 1 vote per common share held. There are no special rights or privileges afforded to common share holders.

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the Six ended December 31, 2009

(Unaudited)

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

As of December 31, 2009, the Company had a total of $26,529 due to related parties. Mr. Derek Ward Converted $10,000 of debt the Company owed him in exchange for 1,000,000 Common restricted shares at $0.01 per share. None of the debt owed to related parties has been paid in part or in whole.

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

Introduction

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three-month period ended December 31, 2009. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

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

Plan of Operation

Financial Plan

As of December 31, 2009 we had a cash balance $and have earned no revenue from operations. Since our inception on April 14, 2004 to June 30, 2006 we have raised $96,800 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

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

RESULTS OF OPERATIONS Second Quarter Summary

6 Months Ended
December 31, 2009 2008
Revenue $Nil $NIl
Expenses (5,036) (11,039)
Net Income (Loss) $((5,036) $(11,039)

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

Operating Costs and Expenses

Our expenses decreased by $0 during the three-month period ended December 31, 2009 over the same period ended December 31, 2008 this decrease is primarily the result of decreases in the amount of professional fees incurred by us.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business.. For the three months ended December 31, 2009, we recorded contributed executive services expenses of $.0 of services that were provided to us without charge.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital At December 31, 2009 At June 30, 2009

Current Assets $ 0 $33

Current Liabilities (44,032) $49,029

Working Capital (Deficit) (44,032) (48,996)

Cash Flows

Six Months Ended December 31 2009 2008
Cash Flows from (used in) Operating Activities $(5,036) (16,039)
Cash Flows from (used in) Investing Activities -- --
Cash Flows from (used in) Financing Activities 0 0
Net Increase (decrease) in Cash During Period $33 (9,033)

The increase in our working capital deficit at December 31, 2009 as compared to our fiscal year ended June 30, 2009 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period. As of December 31, 2009, the date of our most recently available financial statements, we had cash on hand of $0 Since our inception, we have used sales of our common stock and loans from our sole officer and director to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

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

These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at December 31, 2009 and for all periods presented in the attached financial statements, have been included. Interim results for the three-month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

~~Dependence On Key Personnel~~

~~Our success will largely depend on the performance of our directors and officers and our key consultants. Our success will also depend on our ability to attract and retain highly skilled technical, research, management, regulatory compliance, sales and marketing personnel. Competition for such personnel is intense. The loss of the services of such personnel or the inability to attract and retain other key personnel could impair the development of our business, operating results and financial condition.~~

ITEM 3.                CONTROLS AND PROCEDURES.

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are ineffective at providing this reasonable level of assurance as of the period covered, due to the fact that we have only one officer and director. In the future the company will endeavor to add another director with sufficient SEC and accounting related expertise, to provide adequate segregation of duties and financial accounting and reporting controls, which currently are significant deficiencies in our internal control.

(B)	Changes In Internal Controls Over Financial Reporting

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

REPORTS ON FORM 8-K

The Company has not filed Current Reports on Form 8-K during the fiscal quarter ended December 31, 2009,

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRICAL VENTURES, INC.

Date February 16, 2010                      By:

/s/    Derek Ward

Derek ward

                                                                         Chief Executive Officer, Chief Financial Officer

                                                                         President, Director (Principal Executive Officer

                                                                         and Principal Accounting Officer)