Form 10-K/A
period 2009-06-30
Empirical ventures, Inc.
filed 2010-05-24
CIK 1301704

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no changes in or disagreements with our principal independent accountants.

We have engaged Jewett Schwartz Wolfe and Associates. as our independent auditors since 2005.

 During the years ended June 30, 2009 and 2008 and subsequent to June 30, 2009 through to the date hereof, neither we, nor anyone on our behalf, has consulted with Madsen & Associates CPA’s, Inc. regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Jewett Schwartz Wolfe and Associates. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or any reportable events as set for in Item 304(a)(3) of Regulation S-X.

ITEM 9A (T). CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company  maintains a system of disclosure  controls and procedures  that are designed for the purposes of ensuring that information  required to be disclosed in our SEC reports is recorded,  processed,  summarized, and reported within the time periods  specified in the SEC rules and forms, and that such information is accumulated and  communicated  to our management,  including the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

Management,  after  evaluating  the  effectiveness  of the Company's  disclosure controls and  procedures  as defined in Exchange Act Rules  13a-14(c) as of May 31, 2009 (the  "Evaluation  Date") concluded that as of the Evaluation Date, the Company's  disclosure  controls  and  procedures  were  effective to ensure that material  information  relating  to the  Company  would be made known to them by individuals within those entities,  particularly during the period in which this annual report was being prepared and that  information  required to be disclosed in our SEC reports is recorded,  processed,  summarized, and reported within the time periods specified in the SEC's rules and forms.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance  with as defined in Rules  13a-15(f) and 15d-15(f)  under the Exchange Act. Our internal  control over financial  reporting is designed to provide reasonable  assurance regarding the  reliability  of  financial  reporting  and  the  preparation  of  financial statements  for  external   purposes  in  accordance  with  generally   accepted accounting  principles.  Our internal control over financial reporting includes those policies and procedures that:

     (1)  pertain to the  maintenance  of records that,  in  reasonable  detail,

          accurately and fairly reflect the transactions and dispositions of our assets;

     (2)  provide  reasonable   assurance  that  transactions  are  recorded  as

          necessary to permit preparation of financial  statements in accordance with generally accepted accounting  principles,  and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     (3)  provide reasonable  assurance regarding prevention or timely detection of  unauthorized  acquisition,  use or  disposition of our assets that could have a material effect on our financial statements.

Management's  assessment  of  the  effectiveness  of the  registrant's  internal control  over  financial  reporting  is as of the year ended June 30,  2009.  We believe that internal control over financial reporting is ineffective at providing this reasonable level of assurance as of the period covered, due to the fact that we have only one officer and director. In the future the company will endeavor to add another director with sufficient SEC and accounting related expertise, to provide adequate segregation of duties and financial accounting and reporting controls, which currently are significant deficiencies in our internal control.

Because of its inherent  limitations,  internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate  because of changes in  conditions,  or that the degree of compliance with the policies or procedures may deteriorate.

This  annual  report  does not include an  attestation  report of the  Company's registered  public  accounting  firm regarding  internal  control over financial reporting.  Management's  report was not subject to attestation by the Company's registered  public accounting firm pursuant to temporary rules of the Securities and Exchange  Commission  that permit the Company to provide  only  management's report in this annual report.

There  was no change in our  internal  control  over  financial  reporting  that occurred  during the fiscal  year ended June 30, 2009,  that has  materially affected,  or is reasonably  likely to materially  affect,  our internal control over financial reporting.

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

EMPIRICAL VENTURES, INC.
Date:	May 24, 2010	By:	/s/ Derek Ward
Derek Ward
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 24, 2010	:	/s/ Derek Ward
Derek Ward
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer