Form 10-Q
period 2010-03-31
Empirical ventures, Inc.
filed 2010-09-09
CIK 1301704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2010, the Issuer had 11,086,662 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

	March 31,	June 30,
	2010	2009
	(Unaudited)
ASSETS

Current Assets
Cash	4,961	$ 33

Total Current Assets	4,961	33

Total Assets	$ 4,961	$ 33

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	21,587	12,500
Related party loan payable	31,529	36,529

Total Current Liabilities	53,116	49,029

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
11,086,662 and 10,086,662 shares issued and outstanding	11,087	10,087
Additional paid-in capital	97,213	88,213
Deficit accumulated during the development stage	(156,455)	(147,296)

Total Stockholders' Equity (Deficit)	(48,155)	(48,996)

Total Liabilities and Stockholders' Equity (Deficit)	$ 4,961	$ 33

                                                                      See accompanying notes

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS

	For the Three	For the Three	For the Nine	For the Nine	For the Period
	Months Ended	Months Ended	Months Ended	Months Ended	from April 14,
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	2004 (inception)
					to March 31, 2010
REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	4,123	11,429	9,159	22,468	149,955
Impairment of intangible asset	-	-	-	-	6,500

Total operating expenses	4,123	11,429	9,159	22,468	156,455

Net loss before provision for income taxes	(4,123)	(11,429)	(9,159)	(22,468)	(156,455)

Provision for income taxes	-	-	-	-	-

Net loss	(4,123)	(11,429)	(9,159)	(22,468)	(156,455)

Weighted average common shares outstanding -
Basic and diluted	11,086,662	9,835,977	10,615,859	9,835,977

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

                                                                             See accompanying notes

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	For the Nine	For the Nine	For the Period
	Months Ended	Months Ended	from April 14,
	March 31, 2010	March 31, 2009	2004 (inception)
			to March 31, 2010
Cash Flows From Operating Activities
Net loss	$ (9,159)	$ (22,468)	(156,455)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment of intangible asset	-	-	6,500
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	9,087	(2,500)	31,587
Technology purchase payable	-	-	-

Net Cash Used In Operating Activities	(72)	(24,968)	(118,368)

Cash Flows From Investing Activities
Payment for technology rights	-	-	(15,000)
Bank overdraft	-	(7)	-

Net Cash Used In Investing Activities	-	(7)	(15,000)

Cash Flows From Financing Activities:
Proceeds from related party loans	5,000	79	41,529
Proceeds from the issuance of common stock	-	25,000	96,800

Net Cash Provided By Financing Activities	5,000	25,079	138,329

Increase (Decrease) in Cash and Cash Equivalents	4,928	104	4,961

Cash and Cash Equivalents, Beginning of Period	33	-	-

Cash and Cash Equivalents, End of Period	4,961	$ 104	$ 4,961

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Non-cash investing and financing
Conversion of related party loan to common stock	$ 10,000	$ -	$ -

                                                                            See accompanying note s

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended March 31, 2010 and 2009 and the period of

 April 14, 2004 (inception) through March 31, 2010

 (Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Organization

Empirical Ventures, Inc. (the “Company”) was incorporated in Nevada on April 14, 2004.  The Company is a development stage company. The Company’s plan is to commercialize an enterprise and related software applications. The Company is in the early stages of the software application and infrastructure build out, and has not as yet engaged in revenue producing activities.  The Company will provide products and services to enable the travel and tourism industries to more effectively manage all travel and tourism related services. The Company’s objective is to complete development and pre-marketing activities and to actively market and support a commercial product and to earn revenues from the travel and tourism industries or other related organizations worldwide via the Internet from the Company’s website.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company has no sales and has incurred a net loss of $9,159 for the nine months ended March 31, 2010; and has a deficit accumulated during the development stage of $156,455 for the period from April 14, 2004 (inception) through March 31, 2010. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of an online office service.  Management has plans to seek additional capital through a private placement and public offering of its common stock. These conditions raise substantial doubt the Company’s ability to continue as a going concern.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through issuance of its common stock. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans. Unless otherwise indicated, amounts provided in these notes to consolidated financial statements pertain to continuing operations. The Company is not currently earning any revenues.

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended March 31, 2010 and 2009 and the period of

 April 14, 2004 (inception) through March 31, 2010

 (Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Interim Review Reporting

The accompanying unaudited financial statements of Empirical Ventures, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2009 Annual Report as filed on Form 10K.

In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended March 31, 2010, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is a development stage company as defined by FASB ASC 915 “Development Stage Entities”.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Empirical Ventures Ltd., (EVL), a Company incorporated under the Company’s Act of British Columbia on May 13, 2004.  All inter-company transactions have been eliminated.

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended March 31, 2010 and 2009 and the period of

 April 14, 2004 (inception) through March 31, 2010

(Unaudited)

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

Start-up Expenses

The Company has adopted FASB ASC Topic 720, "Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to March 31, 2010.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the ASC 830 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in Consolidated Stockholder’s Equity, if applicable. There were no translation adjustments as of March 31, 2010.

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended March 31, 2010 and 2009 and the period of

 April 14, 2004 (inception) through March 31, 2010

 (Unaudited)

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Consolidated Statements of Operations. There were no exchange gains or losses as of March 31, 2010.

Loss per Share

The Company computed basic and diluted loss per share amounts for March 31, 2010 pursuant to the ASC 260 “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations.

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

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended March 31, 2010 and 2009 and the period of

 April 14, 2004 (inception) through March 31, 2010

(Unaudited)

events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended March 31, 2010 and 2009 and the period of

 April 14, 2004 (inception) through March 31, 2010

 (Unaudited)

techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

NOTE 3 – TECHNOLOGY PURCHASE AGREEMENT PAYABLE

By an agreement dated May 18, 2004 the Company purchased software, known as “Darrwin” in consideration of payment to the Vendor of $5,000 and 100,000 common shares of the Company.  In addition, the Company will grant the vendor a 2% royalty on net sales of any product that uses any portion of the technology.  The agreement was subsequently amended and calls for the cancellation of the 100,000 common shares, the sum of $3,000 payable upon execution of the agreement, and a non-refundable sum of $10,000 paid on August 22, 2006.  As of March 31, 2010, there is no balance due.

NOTE 4 – STOCKHOLDERS’ EQUITY

On May 7, 2004, the Company issued 5,000,000 of its common shares to its founder for cash of $5,000.

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

EMPIRICAL VENTURES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended March 31, 2010 and 2009 and the period of

 April 14, 2004 (inception) through March 31, 2010

 (Unaudited)

On July 23, 2004, the Company issued 766,662 of its common shares for cash of $11,000.

On December 30, 2008, the Company issued a total of 500,000 subscripted common shares to two individuals at $0.05 per share the net proceeds received by the company was $25,000.

On November 6, 2009, the Company converted $10,000 of debt owed to a shareholder into 1,000,000 shares of restricted common stock valued at $0.01 per share.

There were no issuances of stock during the third quarter ended March 31, 2010.

Common stockholders are entitled to 1 vote per common share held. There are no special rights or privileges afforded to common share holders.

NOTE 5– RELATED PARTY LOAN

On November 6, 2009, Mr. Derek Ward Converted $10,000 of debt owed to him by the Company into 1,000,000 shares of restricted common stock at $0.01 per share.

On February 25, 2010, the company received $5,000 cash from a shareholder loan to continue its operations. The loan is non interest bearing, unsecured, due on demand and does not follow any specific repayment.

As of March 31, 2010 and June 30, 2009, the Company had a total of $31,529 and $36,529, respectively, recorded as related party loans. None of the loans owed to related parties has been paid in part or in whole, and are non interest bearing, unsecured, due on demand, and does not follow any specific repayment.

NOTE 6 – SUBSEQUENT EVENTS

Management evaluated all activities of the company through the issuance date of the Company’s consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosures into the consolidated financial statements.

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

Introduction

The following discussion and analysis summarizes our plan of operation for the next twelve months, and our results of operations for the nine month period, and three-month period ended March 31, 2010. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

Empirical Ventures, Inc. is a corporation formed under the laws of the State of Nevada on, April 14, 2004 whose principal executive offices are located in Edmonton Alberta, Canada. Our principal business is the development, marketing and of a software product called Darrwin.

About Our Business

We are a development stage company.  We have produced no revenues to date, and have not begun revenue producing activities.  We have had extremely limited operations and have relied on the sale of our securities and loans or capital infusions from our officers and directors to fund our operations to date. Our auditors have included in their report covering our financial statements for the period from incorporation to June 30, 2009, that there is substantial doubt about our ability to continue as a going concern. Our business plan is to further develop and commercialize the Darrwin Software Program. The Darrwin Software Program, which provides reservation and support services to the hospitality and tourism industries via the internet.  We intend to become an Application Service Provider, hosting the program on our servers, and providing access and data storage from our facilities to hotels and motels, as well as civic and regional tourism bureaus in the U.S. and Canada. At the time of the acquisition, our program was operational on Windows NT and Windows 2000, and was capable of a full array of tourism based services, including reservation services, lodges, and ticketing local sporting events and activities. To date we have spent a total of $12,840 on software development, $1950 website development and other related costs. We anticipate spending approximately $235,000 in the next five months for similar purposes that are contingent on the receipt of additional funding.

Plan of Operation

Financial Plan

As of March 31, 2010, we had a cash balance $4,961 and have earned no revenue from operations. Since our inception on April 14, 2004 to March 31, 2010, we have raised $96,800 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta, and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

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

Originally 150 hours of programming time was budgeted for two computer scientists to complete the migration to Windows XP at a cost of $52,500. To date we have incurred approximately 214 hours of programming time by one programmer at a cost of $12,840 on the upgrade of the Darrwin software program. It is estimated we will need approximately 80 to 100 additional hours of development time at a cost of $60 per hour to complete our upgrade to Windows XP. We currently do not have enough cash on hand to complete this programming. We estimate that the migration to Widows XP will be completed by the end of 2010 and additional testing for system stability will carry on through the first quarter of 2011 and is contingent upon receipt of additional funding.

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

RESULTS OF OPERATIONS Second Quarter Summary

9 Months Ended
March 31, 2010 2009
Revenue $Nil $NIl
Expenses (9,159) (22,468)
Net Income (Loss) $((9,159) $(22,468)

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

Operating Costs and Expenses

Our expenses decreased by $7,306 during the three-month period ended March 31, 2010 over the same period ended March 31, 2009, this decrease is primarily the result of decreases in the amount of professional fees incurred by us.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business.. For the three months ended March 31, 2010, we recorded contributed executive services expenses of $.0 of services that were provided to us without charge.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital At March 31, 2010 At June 30, 2009

Current Assets $ 4,961 $33

Current Liabilities (53,116) ($49,029)

Working Capital (Deficit) (48,155) (48,996)

Cash Flows

Nine Months Ended March 31 2010 2009
Cash Flows from (used in) Operating Activities $(9,159) (22,468)
Cash Flows from (used in) Investing Activities -- 7
Cash Flows from (used in) Financing Activities 5,000 25,079
Net Increase (decrease) in Cash During Period $4,928 (104)

The increase in our working capital deficit at March 31, 2010 as compared to our fiscal year ended June 30, 2009 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period. As of March 31, 2010, the date of our most recently available financial statements, we had cash on hand of $4,961.  Since our inception, we have used sales of our common stock and loans from our sole officer and director to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

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

These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2010 and for all periods presented in the attached financial statements, have been included. Interim results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules  13a 15(e) and 15d-15(e)  under the Securities  Exchange Act of 1934,  as  amended  (the  "Exchange  Act"))  that are  designed  to ensure  that information  required to be disclosed in our reports  under the Exchange Act, is recorded,  processed,  summarized and reported within the time periods  required under  the  SEC's  rules and forms  and that the  information  is  gathered  and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), Mr. Ward our Chief Executive Officer and Principal Accounting Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.  Based on the foregoing evaluation,

Mr. Ward has concluded that our disclosure controls and procedures  are  effective  in  timely  alerting  them to material  information required  to be  included  in  our  periodic  SEC  filings  and to  ensure  that information  required to be disclosed in our periodic SEC filings is accumulated and communicated to our management,  including our Chief Executive  Officer,  to allow  timely  decisions  regarding  required  disclosure  as a  result  of  the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Quarterly Report on Internal Control over Financial Reporting.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the three months ended February 28, 2010. We believe that internal control over financial reporting is ineffective, due to the fact that we have only one officer and director. In the future the company will endeavor to add another director with sufficient SEC and accounting related expertise, to provide adequate segregation of duties and financial accounting and reporting controls, which currently are significant deficiencies in our internal control.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

11

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

REPORTS ON FORM 8-K

The Company has not filed Current Reports on Form 8-K during the fiscal quarter ended March 31, 2010,

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRICAL VENTURES, INC.

Date: September 8, 2010                      By:

/s/    Derek Ward

Derek ward

                                                                         Chief Executive Officer, Chief Financial Officer

                                                                         President, Director (Principal Executive Officer

                                                                         and Principal Accounting Officer)