Form 10-K
period 2010-06-30
Empirical ventures, Inc.
filed 2014-02-21
CIK 1301704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended June 30, 2010

[  ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER	000-52766

EMPIRICAL VENTURES, INC.
(Name of small business issuer in its charter)

NEVADA	27-0143340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Lake Bellevue Drive, Suite 100 Bellevue WA.	98005
(Address of principal executive offices)	(Zip Code)

800-123-4567
Issuer's telephone number

        Securities registered under Section 12(b) of the Exchange Act:

None

        Securities registered under Section 12(g) of the Exchange Act:

       Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]	No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ]	No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]	No [X]

              Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]	No [X]

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

             Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

As of June 30, 2010, the last day of registrant’s fiscal year end, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTCPK as of June 30, 2010, was approximately $68,800. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of February 18, 2014 the Issuer had 9,586,662 Common shares outstanding

Documents Incorporated By Reference:

None

EMPIRICAL VENTURES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended June 30, 2010

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Cautionary Statement Regarding Forward Looking Statements

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used in this Annual Report, the terms "we", "us", "our", Empirical” and the “Company” mean Empirical Ventures, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

PART I

ITEM 1.      BUSINESS.

            We are a development stage company. Originally our plan was to commercialize a travel and tourism management program and related software applications.  We have since ceased development stages for our software application and infrastructure build out due to the obsolescence and being cost prohibitive of the initial software application and have not as yet engaged in revenue producing activities.  We are currently seeking new business opportunities and have earned no revenues to date.

Corporate Background

            Empirical Ventures, Inc. is a corporation formed under the laws of the State of Nevada on April 14, 2004, whose principal executive offices are located in Bellvue Washington.  Originally, our principal business was the further development, and future production, marketing and sales via the Internet of a software product called Darrwin. We are currently seeking new business opportunities and have earned no revenues to date.

Recent Corporate Developments Subsequent to June 30, 2010

            On November 28, 2013 we entered into a Memorandum of Understanding with Pstech Corporation to obtain an exclusive license for the use of Psitech's proprietary Mobile Marketing Platform called Go-Page, in North America.

            On February 11, 2014, we entered into a exclusive license agreement with PsiTech Corporation for the use of Psitech's proprietary Mobile Marketing Platform  called Go-Page, in North America (the “License Agreement”).  In consideration of the licenses granted and other undertakings by Licensor hereunder, Licensee shall pay Licensor a License Fee in the amount of two hundred thousand dollars (US$200,000) (“License Fee”).  The License Fee shall be due and payable as follows:

$50,000 upon signing the Memorandum of Understanding (“MOU”) between the Parties (provided, however, that Licensor hereby acknowledges receipt of this portion of the License Fee);$50,000 upon signing of the  License Agreement; and  $100,000 upon on or before March 28, 2014. To date, we have paid $100,000 of these obligations.

The License Fees are non-cancellable and non-refundable. In addition to the License Fee payable in accordance with, Licensee shall pay a royalty (“Royalty”) to Licensor according to the following schedule (“Royalty Schedule”):

Subscribers	Royalty Payable as Percentage of Gross Revenue
0 – 5000	6.25%
5001 – 7500	6.75%
7501 – 10,000	7.00%
10,001 – 15,000	8.00%
15,001 – 20,000	8.50%
20,001 – 25,000	9.25%
25,001+	9.75%

Reports and Payment

              Not later than the fifteenth (15th) calendar day of each calendar quarter (or the first business day thereafter), Licensee shall deliver to Licensor (i) a report accurately showing Gross Revenues of the Licensee for the previous quarter, the number of Subscribers on the last day of such previous quarter and the amount of Royalties due thereon, and (ii) payment of the Royalties payable for such previous quarterly based on the Subscriber information as reflected in the report.  All payments under this Agreement shall be made in US dollars.

              The License Agreement contains customary representations and warranties and pre and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties will be subject to customary indemnification provisions, subject to specified aggregate limits of liability. The foregoing summary description of the terms of the License Agreement may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the License Agreement, this reference is made to such agreement, which is filed as Exhibit 10.1 hereto and is incorporated herein by this reference.

About Go-Page

              The following information has been provided by PsiTech Corporation (“PsiTech”).  PsiTech management has extensive experience in developing in cloud computing technologies, and has gained a deep understanding working with a wide range of enterprises and small businesses to understand the technological marketing needs and challenges they face. PsiTech found that that the average small business owner values and budgets for advertising and promotions through direct mail, media, yellow page listings and that most had a personal social listing but not any kind of online business presence because they do not have either the time or the technical skills to build and manage a website.

              Go-Page is a mobile device friendly page that displays specifically for small screens. Owners of the website administer their go-page on gopage.com (which website is expressly not incorporated by reference to this filing) to their liking, where they can offer daily deals coupons and incentives.

              Go-Page provides business analytics to track and offer statistical and retail data so that the website owner doesn't have to. It is an enhancement offering to their customers, analogous to a Facebook or Twitter link. Facebook feeds them social status, Go-Page will feed them relevant locale-data.

              It appears that today’s consumers are becoming more present-centered, they are very interested in immediate gratification, and are focused on what is going to benefit them right now.

               Mobile applications  require a completely different approach, as it is a completely new format of spatially and contextually driven communications – a new marketing language, serving relevant, congruent information to consumers based on where they are and what they’re doing.

               Consumers are looking for specific information or are making quick-decision purchases.

               Mobile sites and landing pages must provide simple and direct-response functionality — such as click-to-call features and only the most relevant information

               Effective mobile optimization of websites and “responsive” design, is more than shrinking a webpage down to the size of a smartphone screen. Consumers have an intimate and personal relationship with their devices. People are on the go, the structure of information needs to be entirely different with new properties for maximum user experience. Contextual relevance: The communication should be relevant to the place and the intended user response has to be appropriate given what the individual is likely doing in that place.

              Communications should be simple, elegant and navigable at a glance. The communication should promote immediate consumer action. The goal is to reduce consumer friction to have the consumer do something of value to them right now, up to and including making a purchase…now.

              Many of PsiTech's clients have inquired about PsiTech  building a website for them so they could take advantage of online marketing programs like the daily deal offered by companies like Groupon. They were in need of a website but the process discouraged them; they informed PsiTech that they found that building a website through an online companies  was often too complicated, expensive and confusing.

              PsiTech has also discovered that the clients that did have websites were frustrated with their sites being outdated, no contact info, no social links, no special deal promotion capability, and  no understanding of mobile optimization. We recognized the need in the market and set out to create a “hub” webpage that had all their essential information in one page for SMB’s to connect with customers and promote their business online. As online purchases and mobile purchases via tablets and smart-phones increase, SMB survival depends on being visible and found.

              Empirical management believes that Go-Page is a new way to create a dynamic online web-presence to promote and increase sales for your business. Go-Page is all about making webpage building a simple and enjoyable experience, accessible for everyone. Users don’t need to deal with HTML coding or any of the technical aspects of hooking up the site to a domain and hosting. Go-Page is an affordable, easy-to-use, accessible and secure cloud-based web portal that provides SMBs (Server Message Block) with the power to develop and maintain professionally designed webpages or “Go-Pages”. Go-Pages are search engine optimized (SEO) – visibility; and formatted for computers, smartphones and tablets – mobility. Server Message Block operates as an application-layer network protocol mainly used for providing shared access to files, printers, serial ports, and miscellaneous communications between nodes on a network. It also provides an authenticated inter-process communication mechanism.

The Business Opportunity

                How people find, gather and sort information has radically evolved in the last few years and is constantly changing. Almost all consumers now use online media when researching products or services in their local area.

               The numbers of media sources consumers are using when shopping for products and services in their local area continue to grow. Yet, despite changes in consumer behavior only half of all small businesses have their own website and less than a quarter of those who do have social media links.  Why?

                Management believes that there are two primary reasons for the current state.  First is cost, measured in time and money; many small businesses simply cannot afford the high costs associated with the development and maintenance of their website.  Secondly, many small and medium businesses do not have the internal skill set or aptitude to build and update a basic webpage.  In order to grow, small and medium enterprise has a critical need to market their offerings to existing to current and prospective customers in a cost effective, efficient manner.

                Traditional print advertising is costly and not as effective as it once was. A strong online presence is a must in today’s highly competitive online marketplace. Without a visible, accessible webpage, small business risks losing customers to big business and more business savvy competitors.

Intellectual Property

              To date, we have not been granted any patents, trademarks, franchises, concessions or labor contracts at this time, however, we are preparing applications for trademarks in Canada and the United States and in the future other jurisdictions, and have no assurance of our ability to continue to use such names in association with the sale of our products and services.

              In the future we will enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information and intend to apply for other protections in the form of patents and copyrights if applicable. Failure to provide adequate protection our proprietary rights could expose us to infringement of our rights by other parties and could offer similar services, significantly harming our competitive position and decreasing our revenues.

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

Employees

              We have two full-time employees who are officers and directors, our directors and officers dedicate about 40 hours per week to our business.

Subsidiaries

             We have no subsidiaries

WHERE YOU CAN GET ADDITIONAL INFORMATION

             We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.   RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward looking statements that appear elsewhere in this annual report, you should also carefully review the cautionary statement referred to under “Cautionary Statement Regarding Forward Looking Statements.”

                You should carefully review the risk factors together with all other information contained in this Annual Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. Our risk factors, including but not limited to the risk factors listed below, are as follows:

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS OF OUR BUSINESS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern.  Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception.  As of June 30, 2010, we had $4,961 in cash, and accumulated net losses of $166,455 since inception.  If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations.  If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

We may not have access to sufficient capital to pursue our business and therefore would be unable to achieve our planned future growth.

We intend to pursue a strategy that includes development of our Company’s business plan.  Currently we have limited capital, which is insufficient to pursue our plans for development and growth.  Our ability to implement our Company’s plans will depend primarily on our ability to obtain additional private or public equity or debt financing.  Such financing may not be available, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Financing exploration plans through equity financing will have a dilutive effect on our common shares.  Our failure to obtain additional capital will have a material adverse effect on our business.

Our common shares have been subject to penny stock regulation in the United States of America.

Our common shares have been subject to the provisions of Section 15(g) and Rule 15g-9 of the (US) Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule.  Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.  The Commission generally defines penny stock to be any equity security that has a market price less than US$5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; issued by a registered investment company; excluded from the definition on the basis of price (at least US$5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. If our common shares are deemed to be “penny stock”, trading in common shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a shareholder’s ability to buy and sell our common shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a client, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that client.  Prior to recommending speculative low priced securities to their non-institutional clients, broker-dealers must make reasonable efforts to obtain information about the client’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some clients.  FINRA requirements make it more difficult for broker-dealers to recommend that their clients buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

As a public company we are subject to complex legal and accounting requirements that will require us to incur significant expenses and will expose us to risk of non-compliance.

As a public company, we are subject to numerous legal and accounting requirements in both Canada and the United States of America that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company.  Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply.  Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us.  We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis privately held and larger public competitors.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets.  Our management team needs to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you. The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer.  The volatility in our share price is attributable to a number of factors.  First our common shares, at times, are thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Second, we are a speculative or “risky” investment due to our limited operating history, lack of profits to date and uncertainty of future market acceptance for our potential products. As a consequence, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.  Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our  performance.  We cannot make any predictions as to what the prevailing market price for our common shares will be at any time or as to what affect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;  manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in our common share price may subject us to securities litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may in the future be the target of similar litigation.  This type of litigation could result in substantial costs and could divert management’s attention and resources.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) could have a material adverse effect on our business and our operating results.

If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common shares.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting.  In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, as it has been for this report, subject to expansion of the size of our Company and our finance department, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify.  However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.  We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.  Any such failure could adversely affect the results of the management evaluations of our internal controls.  Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

Should we lose the services of our key executives, our financial condition and proposed expansion may be negatively impacted.

We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business.  The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations.  Specifically, we rely on Derek Ward, our Chief Executive Officer, Peter Schulhof , our President , Stewart Irvine, our Chief Operating Officer and Anthony Jackson, our Chief Financial Officer.  We do not maintain key man life insurance.  Should we lose any or all of their services and we are unable to replace their services with equally competent and experienced personnel, our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

We do not intend to pay dividends.

We do not anticipate paying cash dividends on our common shares in the foreseeable future.  We may not have sufficient funds to legally pay dividends.  Even if funds are legally available to pay dividends, we may nevertheless decide, in our sole discretion, not to pay dividends.  The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant.  There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.

Recently there have been adverse conditions and uncertainty in the global economy as the result of unstable global financial and credit markets, inflation, and recession. These unfavorable economic conditions and the weakness of the credit market may continue to have, an impact on our Company’s business and our Company’s financial condition. The current global macroeconomic environment may affect our Company’s ability to access the capital markets may be severely restricted at a time when our Company wishes or needs to access such markets, which could have a materially adverse impact on our Company’s flexibility to react to changing economic and business conditions or carry on our operations.

Future issuances of shares for various considerations including working capital and operating expenses will increase the number of shares outstanding which will dilute existing investors and may have a depressive effect on the company's stock price.

There may be substantial dilution to our shareholders purchasing in future offerings as a result of future decisions of the Board of Directors to issue shares without shareholder approval for cash, services, payment of debt or acquisitions.

Public disclosure requirements and compliance with changing regulation of corporate governance pose challenges for our management team and result in additional expenses and costs which may reduce the focus of management and the profitability of our company.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Our offices are currently located at 40 Lake Bellevue Dr. Suite 100 Bellevue, WA. 98005 and our telephone number is 800-123-4567 begin_of_the_skype_highlightingend_of_the_skype_highlighting. Our office is currently supplied by our president at no charge to the Company. As of the date of this filing, we have not sought to move or change our office site as our space is adequate to meet our needs.  We do not own any real property.

ITEM 3.      LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.     MINE SAFETY DISCLOSURES

                Not applicable.

PART II
ITEM 5.        MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock had been originally quoted on the OTC Bulletin Board on July 28, 2008 under the symbol “EMLV" and since on the Pink Sheets, commenced March 26, 2010 under the symbol "EMLV".

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the quarterly periods indicated below based on our fiscal year end of June 30, 2010. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
First Quarter (July 1, 2009 – September 30, 2009)	$0	$0
Second Quarter (October 1 – December 31, 2012)	$0	$0
Third Quarter (January 1, 2010 – March 31, 2010)	$0	$0
Fourth Quarter (April 1, 2010– June 30, 2010)	$0	$0

From the period from inception to June 30, 2010 there has not been any trading in the common shares of the Company.

Record Holders

As of June 30, 2010, an aggregate of 9,586,662 shares of our Common Stock were issued and outstanding and were owned by approximately 37 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

             As of June 30, 2010 we have sold 9,586,662 shares of unregistered securities. All of these 9,586,662 shares were acquired from us in private placements that were exempt from registration under Regulation S of the Securities Act of 1933 and were sold to Canadian residents.

The shares include the following:

1.    On May 7, 2004, we issued 5,000,000 shares of common stock at a price of $0.001 per share for cash proceeds of $5,000 to our President (the funds from this offering were received by May 7, 2004); and

2.    Between May 8, 2004 and November 30, 2004 we issued 4,586,662 shares of common stock to 37 non-affiliate Canadian residents at a price of $0.015 per share for cash proceeds of $68,800

The offer and sale of all shares of our common shares and warrants listed above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act. The Investor acknowledged the following: Subscriber is not a United States Person, nor is the Subscriber acquiring the shares of our common stock and warrants directly or indirectly for the account or benefit of a United States Person. None of the funds used by the Subscriber to purchase the shares of our common stock and warrants have been obtained from United States Persons. For purposes of this Agreement, "United States Person" within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means: (i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts. Further, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding for additional phases of exploration. We currently believe that debt financing will not be an alternative for funding additional phases of exploration. We do not have any arrangements in place for any future equity financing.

Re-Purchase of Equity Securities

None.

Dividends

              We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend we would not be able to pay our debts as they become due in the usual course of business; or except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OPERATIONS ("MD&A")

The following is management’s discussion and analysis (|MD&A”) of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

      The Company's MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of June 30, 2009 or June 30, 2010.

The discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles generally accepted in the United States (or "GAAP"). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report in connection with the audit of our financial statements as of June 30, 2010 and 2009 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of June 30, 2010 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Working Capital

	June 30, 2010	June 30, 2009
Current Assets	$4,961	$33
Current Liabilities	$98,116	$51,529
Working Capital Deficit	$(93,115)	$(51,496)

Cash Flows

	Year Ended	Year Ended
	June 30, 2010	June 30, 2009
Cash Flows used in Operating Activities	$(72)	$(20,489)
Cash Flows used in Investing Activities	$ (-)	$(7)
Cash Flows provided by Financing Activities	$5,000	$25,529
Net Increase (Decrease) in Cash During the Year	$4,928	$(33)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended June 30, 2010 was $16,659 compared with $25,489 for the year ended June 30, 2009. The decrease in operating expenditures was a result of the reduced costs of their ongoing reporting requirements.

Net loss for the year ended June 30, 2010 was $16,659 compared with $25,489 for the year ended June 30, 2009. The overall increase in net loss was attributed ongoing reporting requirements recognized during the year ended June 30, 2009.

Liquidity and Capital Resources

As at June 30, 2010, our  cash balance was $4,961 compared to $33  as at June 30, 2009 and its total assets were $4,961 compared with $33 as at June 30, 2009 The increase in total assets is attributed to the increase of cash by way of a loan to our company.

 As at June 30, 2010, we  had total liabilities of $98,116 compared with total liabilities of $51,529 as at June 30, 2009 The increase in total liabilities was attributed to increases in accounts payable of $16,587 and notes payable as we  did not have sufficient cash flow to settle obligations.

As at June 30, 2010, we had a working capital deficit of $93,155 compared with $51,496 as at June 30, 2009. The increase in working capital deficit was attributed to the increase of notes payable and accounts payable.

Cashflow from Operating Activities

During the year ended June 30, 2010, we  used $72 of cash for operating activities compared to the use of $20,489 of cash for operating activities during the year ended June 30, 2009., The decrease in cash flows used for operating activities is attributed to the reduced costs of our  ongoing reporting requirements.

Cashflow from Investing Activities

During the year ended June 30, 2010, we spent $0 compared to spending $7 during the year ended June 30, 2009.

Cashflow from Financing Activities

During the year ended June 30, 2010, the Company received $5,000 of cash from financing activities compared to $25,529 for the year ended June 30, 2009.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its business.

Development Stage Enterprise

Our financial statements are prepared using the accrual method of accounting. We are a development stage company as we devote substantially all of our efforts to acquiring and developing businesses. Until such business are acquired and developed, we will continue to prepare our financial statements and related disclosures in accordance with entities in the development stage.

Recently Issued Accounting Pronouncements

We do  not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A. QUANATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.     FINANCIAL STATEMENTS.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Empirical Ventures, Inc.

We have audited the accompanying balance sheet of Empirical Ventures, Inc. (A Development Stage “Company”) as of June 30, 2010 and 2009 and the related statement of operations, changes in stockholders’ deficit and cash flows for the period ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of the Company from April 14, 2004 (Inception) through June 30, 2008, were audited by other auditors, whose report, dated November 20, 2008, expressed an unqualified opinion on those financial statements and also included an explanatory paragraph that raise substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empirical Ventures, Inc. as of June 30, 2010 and 2009, and the result of its operations and its cash flows for the period ended June 30, 2010 and 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and earnings since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes achieving profitable operations and raising additional funds through financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD, LLP
February 20, 2014
Walnut, CA. 91789

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	June 30,
	2010	2009
ASSETS
Current Assets
Cash	$4,961	$33
Total Assets	$4,961	$33

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$31,587	$15,000
Related party loan payable	5,000
Loans payable	61,529	36,529
Total Liabilities	98,116	51,529

Stockholders' Deficit
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
9,586,662 shares issued and outstanding as of June 30, 2009 and 2010	9,587	9,587
Additional paid-in capital	63,713	63,713
Stock Subscriptions Received	-	25,000
Deficit accumulated during the development stage	(166,455)	(149,796)
Total Stockholders' Deficit	(93,155)	(51,496)
Total Liabilities and Stockholders' Deficit	$4,961	$33

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the Period
	For the Year	For the Year	from April 14,
	Ended June 30, 2010	Ended June 30, 2009	2004 (inception) to June 30, 2010

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	16,659	25,489	159,955
Impairment of intangible asset	-	-	6,500

Total operating expenses	16,659	25,489	166,455

Net loss before provision for income taxes	(16,659)	(25,489)	(166,455)

Provision for income taxes	-	-	-

Net loss	(16,659)	(25,489)	(166,455)

Weighted average common shares outstanding -
Basic and diluted	9,586,662	9,586,662	9,586,662

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.02)

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock
	10,000,000 shares authorized		50,000,000 shares authorized		Additional	Stock		Total
	Shares	Par Value	Shares	Par Value	Paid-in	Subscriptions	Accumulated	Shareholders'
	Issued	$.001 per share	Issued	$.001 per share	Capital	Received	Deficit	Equity

BALANCE, APRIL 14, 2004 (INCEPTION)	-	-	-	$-	$-	$-	$-	$-
Founders shares issued at par value	-	-	5,000,000	5,000	-	-	-	5,000
Common shares issued at $0.015 per share	-	-	3,820,000	3,820	53,480	-	-	57,300
Common shares issued at $0.015 per share	-	-	100,000	100	1,400	-	-	1,500
Net loss	-	-	-	-	-	-	(8,610)	(8,610)

BALANCE, JUNE 30, 2004	-	-	8,920,000	8,920	54,880	-	(8,610)	$55,190
Cancellation of common shares issued at $.015 per share	-	-	(100,000)	(100)	(1,400)	-	-	(1,500)
Common shares issued at $.015 per share	-	-	766,662	767	10,233	-	-	11,000
Net loss	-	-	-	-	-		(40,176)	(40,176)

BALANCE, JUNE 30, 2005	-	-	9,586,662	9,587	63,713	-	(48,786)	$24,514
Net loss	-	-	-	-	-	-	(19,302)	(19,302)

BALANCE, JUNE 30, 2006	-	-	9,586,662	$9,587	$63,713	-	$(68,088)	$5,212
Net loss	-		-	-	-	-	(32,953)	(32,953)

BALANCE, JUNE 30, 2007	-	-	9,586,662	$9,587	$63,713		$(101,041)	$(27,741)
Net loss	-	-	-	-	-		(23,266)	(23,266)

BALANCE, JUNE 30, 2008	-	-	9,586,662	$9,587	$63,713	-	$(124,307)	$(51,007)
Stock subscriptions received at $.05 per share	-	-			-	25,000	-	25,000
Net Loss	-	-	-	-	-		(25,489)	(25,489)

BALANCE, JUNE 30, 2009			9,586,662	$9,587	$63,713	$25,000	$(149,796)	$(51,496)
Reclassification to loan payable	-	-				(25,000)	-	(25,000)
Net Loss	-	-	-	-	-		(16,659)	(16,659)

BALANCE, JUNE 30, 2010	$-	$-	$9,586,662	$9,587	$63,713	$-	$(166,455)	$(93,155)

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the Period
	Twelve Months	Twelve Months	from April 14,
	Ended June 30,	Ended June 30,	2004 (inception)to June 30,
	2010	2009	2010
Cash Flows From Operating Activities
Net loss	$(16,659)	$(25,489)	(163,955)
Impairment of intangible asset		-	6,500
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	16,587	5,000	39,087
Technology purchase payable	-	-	-

Net Cash (Used In) Operating Activities	(72)	(20,489)	(118,368)

Cash Flows From Investing Activities
Payment for technology rights	-		(15,000)
Bank overdraft	-	(7)	-

Net Cash Provided by (Used In) Investing Activities	-	(7)	(15,000)

Cash Flows From Financing Activities:
Proceeds from Related party loan payable	5,000	529	41,529
Proceeds from Loans Payable	-
Proceeds from the issuance of common stock	-	25,000	96,800

Net Cash Provided By Financing Activities	5,000	25,529	138,329

Increase (Decrease) in Cash and Cash Equivalents	4,928	33	4,961

Cash and Cash Equivalents, Beginning of Period	33	-	-

Cash and Cash Equivalents, End of Period	$4,961	$33	$4,961

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Empirical Ventures, Inc. (the “Company”) was incorporated in Nevada on April 14, 2004.  The Company is a development stage company. The Company’s plan is to commercialize an enterprise and related software applications. The Company is in the early stages of the software application and infrastructure build out, and has not as yet engaged in revenue producing activities.  The Company will provide products and services to enable the travel and tourism industries to more effectively manage all travel and tourism related services. The Company’s objective was to complete development and pre-marketing activities and to actively market and support a commercial product and to earn revenues from the travel and tourism industries or other related organizations worldwide via the Internet from the Company’s website. The Darrwin software development has since been abandoned due to the obsolescence of the program. The company is currently seeking new business opportunities.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of June 30, 2010 the Company had $4,961 in cash, and accumulated net losses of $166,455 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required. The Company will attempt to locate and negotiate with a business entity for the combination of a target company. with No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

All of our operating results and cash flows reported in the accompanying financial statements from April 14, 2004 through June 30, 2010 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is a development stage company.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

 Start-up Expenses

The Company has adopted an accounting policy which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to June 30, 2010

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Loss per Share

The Company computed basic and diluted loss per share amounts using generally accepted accounting principles  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Fair Value of Financial Instruments

Fair Value of Financial Instruments - On July 1, 2008, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("Topic 820"). Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

Income Taxes

The Company records income taxes in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

Adopted
In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ DEFICIT

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

On December 30, 2008, a total of 500,000 common shares were subscribed for by one individual at $0.05 per share the net proceeds received by the company were $25,000.

During May 2010, the subscriber of the 500,000 shares at $0.05 revoked his subscription agreement converting the subscription agreement of $25,000 to a loan.

On November 6, 2009 an unrelated third party agreed to convert $10,000 of debt owed to him by the Company in exchange for 1,000,000 Common restricted shares at $0.01 per share. These shares were never issued and the amount of $10,000 was credited back as part of the original loan.

Common stockholders are entitled to 1 vote per common share held. There are no special rights or privileges afforded to common share holders.

NOTE 5–RECLASSIFICATION

On December 30, 2008, a total of 500,000 common shares were subscribed for by one individual at $0.05 per share. The net proceeds received by the Company was $25,000.

During May 2010, the subscriber of the 500,000 shares at $0.05 revoked his subscription agreement reclassifying the subscription agreement of $25,000 to a loan. The loan is non-interest bearing and has no fixed term of repayment.

On October 16, 2007, the Company received $36,000 cash from an unrelated third party loan to continue its operations. The loan is non-interest bearing and has no fixed term of repayment.

On November 28, 2008, the Company received $79 cash from an unrelated third party loan to continue its operations. The loan is non-interest bearing and have no fixed term of repayment.

On June 4, 2009, the Company received $450 cash from an unrelated third party loan to continue its operations. The loan is non-interest bearing and has no fixed term of repayment.

As of June 30, 2010, the amount of $36,529 has been reclassified from a related party loan to unrelated party loan.

NOTE 6 – RELATED PARTY LOANS

On February 25, 2010, the Company received $5,000 cash from an related third party to continue its operations. The loan is non-interest bearing and has no fixed term of repayment.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 – LOANS

On October 16, 2007, the Company received $36,000 cash from an unrelated third party loan to continue its operations. The loan is noninterest bearing and has no fixed term of repayment.

On November 28, 2008, the Company received $79 cash from an unrelated third party loan to continue its operations. The loan is non-interest bearing and has no fixed term of repayment.

On June 4, 2009, the Company received $450 cash from an unrelated third party loan to continue its operations. The loan is non-interest bearing and has no fixed term of repayment.

NOTE 8 - INCOME TAXES

The Company has incurred operating losses of $166,455, which, if utilized, will begin to expire in 2021. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements and have been offset by a valuation allowance.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	As of June 30, 2010	As of June 30, 2009
Deferred tax assets:
Net operating loss (from inception to June 30, 2009)	$166,455	$149,916
Statutory tax rate (combined federal and state)	34%	34%

Deferred tax assets	56,595	50,971
Valuation allowance	(56,595)	(50,971)

Net deferred tax assets	$-0-	$-0-

The potential future tax benefits of these losses have not been recognized in these financial statements due to the uncertainty of their utilization. When the future utilization of some portion of the carry-forwards is determined not to be "more likely than not" a valuation allowance is provided to reduce the recorded tax benefits from such assets.
As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of June 30, 2010 and 2009.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence net operating losses. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2010 and 2009.

NOTE 9 - SUBSEQUENT EVENTS

           On February 11, 2014, the Company entered into a exclusive license agreement with PsiTech Corporation for the use of Psitech's proprietary Mobile Marketing Platform  called Go-Page, in North America.  In consideration of the licenses granted and other undertakings by Licensor hereunder, Licensee shall pay Licensor a License Fee in the amount of two hundred thousand dollars ($200,000) (“License Fee”).  The License Fee shall be due and payable as follows: $50,000 upon signing the Memorandum of Understanding (“MOU”) between the Parties (provided, however, that Licensor hereby acknowledges receipt of this portion of the License Fee);$50,000 upon signing of this Agreement; and  $100,000 upon on or before March 28, 2014. As of the date of our report, the Company has paid $100,000.

The License Fees are non-cancellable and non-refundable. In addition to the License Fee payable in accordance with, Licensee shall pay a royalty (“Royalty”) to Licensor according to the following schedule (“Royalty Schedule”):

Subscribers	Royalty Payable as Percentage of Gross Revenue
0 – 5000	6.25%
5001 – 7500	6.75%
7501 – 10,000	7.00%
10,001 – 15,000	8.00%
15,001 – 20,000	8.50%
20,001 – 25,000	9.25%
25,001+	9.75%

Reports and Payment
              Not later than the fifteenth (15th) calendar day of each calendar quarter (or the first business day thereafter), Licensee shall deliver to Licensor (i) a report accurately showing Gross Revenues of the Licensee for the previous quarter, the number of Subscribers on the last day of such previous quarter and the amount of Royalties due thereon, and (ii) payment of the Royalties payable for such previous quarterly based on the Subscriber information as reflected in the report.  All payments under this Agreement shall be made in US dollars.

On December 1, 2013 the Company entered into employment agreements with our President and our COO for a period of three years.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We engaged  Jewett Schwartz Wolfe and Associates as our independent auditors in 2006. On September 7, 2012, the PCAOB revoked the registration of Jewett Schwartz Wolfe and Associates. On January 7, 2014 we engaged TAAD, LLP  as our independent auditors. During the years ended June 30, 2010 and 2009 and subsequent to June 30, 2010 through to the date hereof, neither we, nor anyone on our behalf, has consulted with TAAD, LLP. regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements TAAD LLP. has audited the year ended June 30, 2009 and June 30, 2010 and have been engaged to review the quarterly reports and audit the annual reports going forward.  The Company’s statements of operations, stockholder’s equity, and cash flow from inception to June 30, 2008 are audited by the predecessor auditor (Jewett Schwartz Wolfe and Associates, which has ceased their operations and their firm’s PCAOB registration has been revoked). Successor auditor, TAAD, LLP, has reference this period are audited by the predecessor auditor in their report of independent registered public accounting firm for the years ended June 30, 2010 and 2009.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

                A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.
We did not maintain appropriate cash controls – As of June 30, 2010, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at June 30, 2010, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2010 that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Derek Ward	45	CEO & Director	April 14, 2004
Peter Schulhof	52	President, Treasurer, Secretary, & Director	Nov.28, 2013
Stewart Irvine	57	COO & Director	Nov. 28, 2013
Anthony Jackson	33	CFO, & Director	Jan. 10, 2014

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada General Corporate Law. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Biographical Information

Derek Ward-CEO, Director

Mr. Ward has Acted as our President, Secretary, Treasurer and a Director since the Company’s inception (April 14, 2004). From 2005 to present Mr. Ward has been employed as a project business development manager for Donalco Western is an, importer, and distributor, specializing in fire proofing materials, asbestos removal, PCB's, lead and mould .  Mr. Ward’s duties include: project oversight, training employees, development of marketing plans and the setup and implementation of project sites. Also, Mr. Ward manages the development of new clients

Peter Schulhof- President, Secretary, Treasurer, Director

Mr. Schulhof was appointed a director and officer on November 28, 2013 and for over the last five years, Peter Schulhof served as Director and Chief Executive Officer of Westridge Resources Inc., a  junior resource company focusing on gold and silver from September 27, 2011 to January 18, 2013 and also served as its President from August 23, 2011 to January 18, 2013.

Mr. Schulhof has, and continues to be, Chief Executive Officer of Six Star Capital since 1999. Six Star Capital has concentrated on teaming, financing and growing, technology and resource based businesses both private and public.

Stewart Irvine-COO, Director

Mr. Irvine was appointed a director and officer on November 28, 2013 and for over the last five years, Mr. Irvine has nearly 30 years experience building profitable, high growth information technology companies.

From 1999 to 2007, he founded and was the president and chief executive officer of Zamage Digital Art Imaging, an on-demand photo-to-art digital printing and framing company. His primary duty and responsibility included overseeing the day to day operations of that company.

In 2007, Mr. Irvine founded, and has since been the Chief Executive Officer Imogo Mobile Technologies Corp., a company that integrates all features needed to work remotely from anywhere in the world with an internet connection. As Chief Executive Officer, Mr. Irvine is responsible for overseeing the company’s overall strategic direction, planning and execution.

He studied business administration at Columbia College and continues to study business programs at the British Columbia Technical Institute (BCIT) and the University of British Columbia (UBC), where Mr. Irvine acquired a diploma in advertising.

Anthony Jackson-CFO, Director

 Mr. Jackson was Appointed a director and officer on January 10, 2014 and for over the last five years, Mr. Anthony Jackson, CA is a Principal at BridgeMark Financial Corp. providing administration, corporate compliance, and financial reporting activities to public and private companies. Mr. Jackson is also founder of Jackson & Company Chartered Accountants assisting private and public companies with full service accounting and tax functions. Prior to his time at BridgeMark, Mr. Jackson spent a number of years working at Ernst & Young LLP while obtaining his CA designation before moving onto work as a senior analyst at a boutique investment banking firm.

 Most recently Mr. Jackson has had extensive experience as a Director and CFO of numerous publicly traded corporations. Mr. Jackson earned a Bachelor of Business Administration degree from Simon Fraser University, and holds the professional designation of Chartered Accountant (CA), where he is a member of the BC and Canadian Institute of Chartered Accountants.

Significant Employees and Consultants

Identification of Significant Employees

We have no significant employees other than our Board of Directors

Family Relationship

               We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)
A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(5)
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(6)
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(7)
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles.

The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and Independent Registered Public Accounting Firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer.  A written copy of the Code is available on written request to the Company and is filed with the SEC hereto as Exhibit 14.1.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended June 30, 2010, Forms 5 and any amendments thereto furnished to us with respect to the year ended June 30, 2010, and the representations made by the reporting persons to us, we believe that during the year ended June 30, 2010, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities have not complied with all Section 16(a) filing requirements.

ITEM 11.     EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us since inception on April14, 2004.

Name and Principal Position	Fiscal Year Ended 6/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Derek Ward (1) CEO, and Director	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Peter Schulhof(2), President, Treasurer, Secretary, and Director	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Stewart Irvine (3) COO , and Director	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Anthony Jackson(4), CFO and Director	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

1. Mr. Derek Ward has been a director of our company since April 14, 2004. He was appointed as chief executive officer of our company on April 14, 2004.
2.  On November 27, 2013, Mr. Peter Schulhof was apponted  a director of our company. and was appointed as Secretary, Treasurer, of our company on November 28, 2013 and appointed President on  January 24, 2014
3.  On November 27, 2013, Mr. Stewart Irvine was apponted  a director of our company  on November 28, 2013 and appointed COO  on   January 24, 2014
4.  On January 10, 2014, Mr. Anthony Jackson was apponted  a director of our company and was appointed as CFO of our company on January 10, 2014.

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or un-exercisable options, as of the year ended June 30, 2010.

Option Exercises

In fiscal 2010 and 2009, none of our Named Executive Officers exercised any options to purchase shares of our common stock.

Pension Benefits

We do not have any plan that provides for payments or other benefits at, following, or in connection with the retirement of any of our employees.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not have any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments upon Termination or Change in Control

We do not have any contract, agreement, plan or arrangement that provides for any payment to any of our Named Executive Officers at, following, or in connection with a termination of the employment of such Named Executive Officer, a change in control of the Company or a change in such Named Executive Officer’s responsibilities.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

                We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Employment Contracts

                We currently have two employment contracts with our officers that have been  executed subsequent to the year ended June 30, 2010. (See Exhibits 10.2 and 10.3)

Stock Option Grants

               We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended June 30, 2010, and we have not granted any stock options since our inception.

Compensation Arrangements

             As of June 30, 2010 we do not pay to our directors or officers any salaries or consulting fees. We anticipate that compensation may be paid to our officers in the future. We currently have two employment contracts with our officers that have been  executed subsequent to the year ended June 30, 2010. Pursuant to SAB topic 1:B(1) and the last paragraph of SAB 5:T, we are required to report all costs of conducting our business.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of June 30, 2010, by: (i) our directors; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)
Derek Ward	Common	5,000,000	51.62%
All Persons as a Group (1 Persons)	Common	5,000,000	51.62%

1.
The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	Based on 9,586,662 issued and outstanding shares of Common Stock as of February 14, 2014

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•         Disclosing such transactions in reports where required;

•         Disclosing in any and all filings with the SEC, where required;

•         Obtaining disinterested directors consent; and

•         Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Derek Ward is not an independent director because he is also an executive officer of the Company.

According to the NASDAQ definition, Peter Schulhof is not an independent director because he is an officer of the Company.

According to the NASDAQ definition, Stewart Irvine is  not an independent director because he is  an officer of the Company.

According to the NASDAQ definition, Anthony Jackson is not an independent director because he is an officer of the Company

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended June 30, 2010	Year Ended June 30, 2009,
Audit fees	$5,000	$7,500
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$5,000	$7,500

Audit Fees

During the fiscal year ended June 30, 2010, we incurred approximately $5,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended June 30, 2010.

During the fiscal year ended June 30, 2009 we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended June 30, 2009.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended June 30, 2010 and 2009 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $7,500 and $5,000, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended June 30, 2010 and 2009 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended June 30, 2010 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0.

ITEM 15.     EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation*
3.4	Bylaws*
10.1	License Agreement with PsiTech Corporation**
10.2	Employment Agreement Peter Schulhof**
10.3	Employment Agreement Stewart Irvine**
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer and as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Incorporated by reference to our Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on November 15, 2004.
**	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRICAL VENTURES, INC.

Date:	February 21, 2014	By:	/s/ Derek Ward
		Name:	Derek Ward
		Title:	Chief Executive Officer and Director

Date:	February 21, 2014	By:	/s/ Anthony Jackson
		Name:	Anthony Jackson
		Title:	Chief Financial Officer (Principal Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 21, 2014	By:	/s/ Derek Ward
	Name:	Derek Ward
	Title:	Chief Executive Officer and Director

Date: February 21, 2014	By:	/s/ Peter Schulhof
	Name:	Peter Schulhof
	Title:	President, Secretary, Treasurer and Director

Date: February 21, 2014	By:	/s/ Stewart Irvine
	Name:	Stewart Irvine
	Title:	Chief Operating Officer and Director

Date: February 21, 2014	By:	/s/ Anthony Jackson
	Name:	Anthony Jackson
	Title:	Chief Financial Officer (Principal Accounting Officer) and Director