Form 10-Q
period 2010-09-30
Empirical Ventures, Inc.
filed 2014-03-05
CIK 1301704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

COMMISSION FILE NUMBER 000-52766

EMPIRICAL VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0143340
(State of incorporation)	(I.R.S. Employer Identification No.)

40 Lake Bellevue Drive, Suite 100 Bellevue WA.	98005
(Address of principal executive offices)

800-123-4567
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]	No [ ]

As of March 4, 2014 there were 9,586,662 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

EMPIRICAL VENTURES, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Empirical Ventures, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Empirical refers to Empirical Ventures, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED)

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS
	September 30,	June 30,
	2010	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$1,339	$4,961

Total Assets	$1,339	$4,961

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued expenses	23,087	31,587
Related party loan payable	15,000	5,000
Loans Payable	61,529	61,529

Total Current Liabilities	99,616	98,116

Stockholders' Deficit
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
9,586,662 shares issued and outstanding	9,587	9,587
Additional paid-in capital	63,713	63,713
Deficit accumulated during the development stage	(171,577)	(166,455)

Total Stockholders' Deficit	(98,277)	(93,155)

Total Liabilities and Stockholders' Deficit	$1,339	$4,961

See accompanying notes.

EMPIRICAL VENTURES,INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

			For the Period
	For the Three	For the Three	from April 14,
	Months Ended	Months Ended	2004 (inception)
	September 30, 2010	September 30, 2009	to September 30, 2010

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative expenses	5,122	2,518	165,077
Impairment of intangible asset	-	-	6,500

Total operating expenses	5,122	2,518	171,577

Net loss before provision for income taxes	(5,122)	(2,518)	(171,577)

Provision for income taxes	-	-	-

Net loss	(5,122)	(2,518)	(171,577)

Weighted average common shares outstanding - Basic and diluted	9,586,662	9,586,662

Net loss per share – basic and diluted	$(0.00)	$(0.00)

See accompanying notes.

EMPIRICAL VENTURES,INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			For the Period
	Three Months	Three Months	from April 14,
	Ended	Ended	2004 (inception)
	September 30, 2010	September 30, 2009	to September 30, 2010
Operating Activities:
Net loss	$(5,122)	$(2,518)	(171,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible asset	-	-	6,500
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(8,500)	2,500	33,087

Net Cash Used In Operating Activities	(13,622)	(18)	(131,990)

Investing Activities:
Payment for technology rights	-	-	(15,000)

Net Cash Used In Investing Activities	-	-	(15,000)

Financing Activities:
Proceeds from Related Party Loan Payable	10,000	-	51,529
Proceeds from the issuance of common stock	-	-	96,800

Net Cash Provided By Financing Activities	10,000	-	148,329

Increase (Decrease) in Cash	(3,622)	(18)	1,339

Cash , Beginning of Period	4,961	33	-

Cash , End of Period	$1,339	$15	$1,339

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
NOTE 1 - NATURE OF OPERATIONS

Empirical Ventures, Inc. (the “Company”) was incorporated in Nevada on April 14, 2004.  The Company is adevelopment stage company. The Company’s plan is to commercialize an enterprise and related software applications. The Company is in the early stages of the software application and infrastructure build out, and has not as yet engaged in revenue producing activities.  The Company will provide products and services to enable the travel and tourism industries to more effectively manage all travel and tourism related services. The Company’s objective was to complete development and pre-marketing activities and to actively market and support a commercial product and to earn revenues from the travel and tourism industries or other related organizations worldwide via the Internet from the Company’s website. The Darrwin software development has since been abandoned due to the obsolescence of the program. The company is currently seeking new business opportunities.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of September 30, 2010 the Company had $1,339 in cash, and accumulated net losses of $171,577 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required. The Company will attempt to locate and negotiate with a business entity for the combination of a target company. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

All of our operating results and cash flows reported in the accompanying financial statements from April 14, 2004 through September 30, 2010 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is a development stage company.

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended June 30, 2010 included in our Annual Report on Form 10-K. The results of the three month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending June 30, 2011.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.  These reclassifications had no impact on net earnings, financial position or cash flows.

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

Start-up Expenses

The Company has adopted an accounting policy which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to September 30, 2010

Cash and Cash Equivalents

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

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company’s adoption of fair value measurements and disclosures did not have a material impact on the financial statements and financial statement disclosures.

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

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
September 30, 2010
(Unaudited)

NOTE 5–RECLASSIFICATION (continued)

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

NOTE 6 – RELATED PARTY LOANS

On February 25, 2010, the Company received $5,000 cash from a related third party to continue its operations. The loan is non-interest bearing and has no fixed term of repayment.

On July 21, 2010, the Company received $10,000 cash from a related third party to continue its operations.  The loan is non-interest bearing and has no fixed term of repayment.

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

NOTE 8 - SUBSEQUENT EVENTS

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

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
NOTE 8 - SUBSEQUENT EVENTS (continued)

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

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Corporate Background

            Empirical Ventures, Inc. is a corporation formed under the laws of the State of Nevada on April 14, 2004, whose principal executive offices are located in Bellevue Washington.  Originally, our principal business was the further development, and future production, marketing and sales via the Internet of a software product called Darrwin. We are currently seeking new business opportunities and have earned no revenues to date.

Recent Corporate Developments Subsequent to September 30, 2010

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

                 In the future we will enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information and intend to apply for other protections in the form of patents and copyrights if applicable. Failure to provide adequate protection our proprietary rights could expose us to infringement of our rights by other parties and could offer similar services, significantly harming our competitive position and decreasing our revenues
.Government Regulation

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

We anticipate that we will incur over the next twelve months the following expenses:

Type	Amount	Percent
Salaries	119,030	4%
Professional services (Agent Commissions)	434,410	16%
(IT development)	85,572	3%
Hardware and equipment	29,200	1%
Professional services (Public company expenses)	80,000	3%
(lawyers and accountants)	35,850	1%
Programming IT development	47,632	2%
Office, rent and expenses	7,168	0%
Travel expenses	40,250	1%
Government Fees (Corporate Tax provision)	734,503	27%
Business Development fees	168,092	6%
Servers and bandwidth	137,387	5%
Bank fees and interest	163,720	6%
Administration	476,167	17%
Marketing and Advertisement	179,716	7%
Total	2,738,696	100%

Our total expenditures over the next twelve months are anticipated to be approximately $2,738,696. Our cash on hand as of September 30, 2010 is $1,339. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

RESULTS OF OPERATIONS

Working Capital

	September 30, 2010	June 30, 2010
Current Assets	$1,339	$4,961
Current Liabilities	$99,616	$98,116
Working Capital Deficit	$(98,277)	$(93,155)

Cash Flows
	THREE MONTH Period Ended September 30, 2010	THREE MONTH Period Ended September 30, 2009
Cash Flows used in Operating Activities	$(13,622)	$(8)
Cash Flows used in Investing Activities	$-	$-
Cash Flows provided by Financing Activities	$10,000	$-
Net Increase (Decrease) in Cash During Period	$(3,622)	$(18)

As of September 30, 2010, we had cash on hand of $1,339. Since our inception, we have used our common stock and promissory notes to raise money for our operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month ended September 30, 2010 was $5,122compared with $2,518 for the three month ended September 30, 2009. The increase in operating expenditures was a result of the Company's ongoing reporting requirements, accounting, consulting, general and administrative expenses.

Net loss for the three month period ended September 30, 2010was $5,122 compared with $2,518 for the period ended September 30, 2009. The overall increase in net loss of $2,604was attributed to the Company's ongoing reporting requirements, accounting, consulting, general and administrative expenses.

Liquidity and Capital Resources

As at September 30, 2010, the Company’s cash balance was $1,339.
As at September 30, 2010, the Company had total liabilities of $99,616.
As at September 30, 2010, the Company had a working capital deficit of $(98,277)

Cashflow from Operating Activities

During the three month period ended September 30, 2010, the Company used $5,122of cash for operating activities compared with $2,518 for the three month ended September 30, 2009.

 Cashflow from Investing Activities

During the threemonth period ended September 30, 2010 and 2009, the Company paid $0in investing activities.

Cashflow from Financing Activities

During the three month period ended September 30, 2010, the Company has net cash received of $10,000 from financing activitiescomparedwith $0 in financing activities for the same period in 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report for the year ended June 30, 2010 that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund any future business opportunities.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Quarterly Report.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.           Quarterly Issuances:

During the three months ended September 30, 2010, the Company did not issue any shares of common stock.

2.           Subsequent Issuances:

Subsequent to the quarter, we did not issue any shares of common stock.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation*
3.4	Bylaws*
10.1	License Agreement with PsiTech Corporation**
10.2	Employment Agreement Peter Schulhof**
10.3	Employment Agreement Stewart Irvine**
14.1	Code of Ethics**
31.1	Certification of Chief Executive Officer and as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to our Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on November 15, 2004.

** Incorporated by reference to our Annual Report on Form 10K, as filed with the Securities and Exchange Commission on February 21, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRICAL VENTURES, INC.

Date:	March 5, 2014	By:	/s/ Derek Ward
		Name:	Derek Ward
		Title:	Chief Executive Officer and Director

Date:	March 5, 2014	By:	/s/ Anthony Jackson
		Name:	Anthony Jackson
		Title:	Chief Financial Officer (Principal Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 5, 2014	By:	/s/ Derek Ward
		Name:	Derek Ward
		Title:	Chief Executive Officer and Director

Date:	March 5, 2014	By:	/s/ Peter Schulhof
		Name:	Peter Schulhof
		Title:	President, Secretary, Treasurer and Director

Date:	March 5, 2014	By:	/s/ Steward Irvine
		Name:	Stewart Irvine
		Title:	Chief Operating Officer and Director

Date:	March 5, 2014	By:	/s/ Anthony Jackson
		Name:	Anthony Jackson
		Title:	Chief Financial Officer (Principal Accounting Officer) and Director