Form 10-Q
period 2010-12-31
Empirical Ventures, Inc.
filed 2014-03-05
CIK 1301704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of March 3, 2014, there were 9,586,662 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	June 30,
	2010	2010
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$1,218	$4,961

Total Assets	$1,218	$4,961

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued expenses	23,087	31,587
Related party loan payable	15,000	5,000
Loans Payable	61,529	61,529

Total Current Liabilities	99,616	98,116

Stockholders' Deficit
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
9,586,662 shares issued and outstanding	9,587	9,587
Additional paid-in capital	63,713	63,713
Deficit accumulated during the development stage	(171,698)	(166,455)

Total Stockholders' Deficit	(98,398)	(93,155)

Total Liabilities and Stockholders' Deficit	$1,218	$4,961

See accompanying notes.

EMPIRICAL VENTURES,INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

					For the Period
	For the Three	For the Three	For the Six	For the Six	from April 14,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 (inception)
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	to December 31, 2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative expenses	121	2,518	5,243	5,036	165,198
Impairment of intangible asset	-	-	-	-	6,500

Total operating expenses	121	2,518	5,243	5,036	171,698

Net loss before provision for income taxes	(121)	(2,518)	(5,243)	(5,036)	(171,698)

Provision for income taxes	-	-	-	-	-

Net loss	(121)	(2,518)	(5,243)	(5,036)	(171,698)

Weighted average common shares outstanding -
Basic and diluted	9,586,662	9,586,662	9,586,662	9,586,662

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes.

EMPIRICAL VENTURES,INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			For the Period
	Six Months	Six Months	from April 14,
	Ended	Ended	2004 (inception)
	December 31,	December 31,	to December 31,
	2010	2009	2010
Operating Activities
Net loss	$(5,243)	$(5,036)	(171,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible asset	-	-	6,500
Changes in operating assets and current liabilities:
Accounts payable and accrued expenses	(8,500)	5,000	33,087

Net Cash Used In Operating Activities	(13,743)	(36)	(132,111)

Investing Activities
Payment for technology rights	-	-	(15,000)
Bank overdraft	-	3	-

Net Cash Used In Investing Activities	-	3	(15,000)

Financing Activities:
Proceeds from Related Party Loan Payable	10,000		51,529
Proceeds from the issuance of common stock	-	-	96,800

Net Cash Provided By Financing Activities	10,000	-	148,329

Increase (Decrease) in Cash	(3,743)	(33)	1,218

Cash, Beginning of Period	4,961	33	-

Cash, End of Period	$1,218	$-	$1,218

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010
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

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of December 31, 2010 the Company had $1,218 in cash, and accumulated net losses of $171,698since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required. The Company will attempt to locate and negotiate with a business entity for the combination of a target company. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

All of our operating results and cash flows reported in the accompanying financial statements from April 14, 2004 through December 31, 2010 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.

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
December 31, 2010
(Unaudited)

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended June 30, 2010 included in our Annual Report on Form 10-K. The results of the three and six month periods ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year ending June 30, 2011.

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

 Start-up Expenses

The Company has adopted an accounting policy which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to December 31, 2010

Cash and Cash Equivalents

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

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
December 31, 2010
(Unaudited)

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

On July 15, 2010, the Company received $10,000 cash from a related third party to continue its operations.  The loan is non-interest bearing and has no fixed term of repayment.

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
December 31, 2010
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

Recent Corporate Developments Subsequent to December 31, 2010

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

Our total expenditures over the next twelve months are anticipated to be approximately $2,738,696. Our cash on hand as of December 31, 2010 is $1,218. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

RESULTS OF OPERATIONS

Working Capital

	December 31, 2010	June 30, 2010
Current Assets	$1,218	$4,961
Current Liabilities	$99,616	$98,116
Working Capital Deficit	$(98,398)	$(93,155)

Cash Flows

	SIX MONTH Period Ended December 31, 2010	SIX MONTH Period Ended December 31, 2009
Cash Flows used in Operating Activities	$(13,743)	$(33)
Cash Flows used in Investing Activities	$-	$-
Cash Flows provided by Financing Activities	$10,000	$-
Net Increase (Decrease) in Cash During Period	$(3,743)	$(33)

As of December 31, 2010, we had cash on hand of $1,218. Since our inception, we have used our common stock and promissory notes to raise money for our operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month ended December 31, 2010 was $121compared with $2,518 for the three month ended December 31, 2009. The decrease in operating expenditures was a result of the Company's ongoing reporting requirements, accounting, consulting, and general and administrative expenses.

Net loss for the three month period ended December 31, 2010was $121 compared with $2,518 for the period ended December 31, 2009. The overall decrease in net loss of $2,964 was attributed to the Company's ongoing reporting requirements, accounting, consulting, and general and administrative expenses.

Liquidity and Capital Resources

As at December 31, 2010, the Company’s cash balance was $1,218.
As at December 31, 2010, the Company had total liabilities of $99,616.
As at December 31, 2010, the Company had a working capital deficit of $(98,398)

Cashflow from Operating Activities

During the sixmonth period ended December 31, 2010, the Company used $13,743of cash for operating activities compared with $36 for the six month ended December 31, 2009.

Cashflow from Investing Activities

During the six month period ended December 31, 2010 and 2009, the Company paid $0in investing activities.

Cashflow from Financing Activities

During the six month period ended December 31, 2010, the Company has net cash received of $10,000 from financing activities compared, with $0 in financing activities for the same period in 2009.

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

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2010, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.           Quarterly Issuances:
During the three months ended December 31, 2010, the Company did not issue any shares of common stock.

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