Form 10-Q
period 2011-03-31
Empirical Ventures, Inc.
filed 2014-03-07
CIK 1301704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of March 4, 2014, there were 9,586,662 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	June 30,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	1,200	$4,961

Total Assets	$1,200	$4,961

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	23,087	31,587
Related Party loan payable	15,000	5,000
Loans Payable	61,529	61,529

Total Current Liabilities	99,616	98,116

Commitments and Contingencies

Stockholders' (Deficit)
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
9,586,662 issued and outstanding	9,587	9,587
Additional paid-in capital	63,713	63,713
Deficit accumulated during the development stage	(171,716)	(166,455)

Total Stockholders' Deficit	(98,416)	(93,155)

Total Liabilities and Stockholders' Deficit	$1,200	$4,961

See accompanying notes.

EMPIRICAL VENTURES,INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

					For the Period
	For the Three	For the Three	For the Nine	For the Nine	from April 14,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 (inception)
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	to March 31, 2011

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative expenses	18	4,123	5,261	9,159	165,216
Impairment of intangible asset	-	-	-	-	6,500

Total operating expenses	18	4,123	5,261	9,159	171,716

Net loss before provision for income taxes	(18)	(4,123)	(5,261)	(9,159)	(171,716)

Provision for income taxes	-	-	-	-	-

Net loss	(18)	(4,123)	(5,261)	(9,159)	(171,716)

Weighted average common shares outstanding -
Basic and diluted	9,586,662	9,586,662	9,586,662	9,835,977

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes.

EMPIRICAL VENTURES,INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			For the Period
	For the Nine	For the Nine	from April 14,
	Months Ended	Months Ended	2004 (inception)
	March 31, 2011	March 31, 2010	to March 31, 2011

Operating Activities
Net loss	$(5,261)	$(9,159)	(171,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible asset	-	-	6,500
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(8,500)	9,087	33,087

Net Cash Used In Operating Activities	(13,761)	(72)	(132,129)

Investing Activities
Payment for technology rights	-	-	(15,000)

Net Cash Used In Investing Activities	-	-	(15,000)

Financing Activities:
Proceeds from Related Party Loans	10,000	5,000	51,529
Proceeds from issuance of common stock	-		96,800

Net Cash Provided By Financing Activities	10,000	5,000	148,329

Increase (Decrease) in Cash	(3,761)	4,928	1,200

Cash, Beginning of Period	4,961	33	-

Cash, End of Period	1,200	4,961	1,200

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011
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

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of March 31, 2011 the Company had $1,200 in cash, and accumulated net losses of $171,716 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required. The Company will attempt to locate and negotiate with a business entity for the combination of a target company. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

All of our operating results and cash flows reported in the accompanying financial statements from April 14, 2004 through March 31, 2011 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is a development stage company.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended June 30, 2010 included in our Annual Report on Form 10-K. The results of the three and nine month periods ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending June 30, 2011.

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

 Start-up Expenses

The Company has adopted an accounting policy which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to March 31, 2011.
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
March 31, 2011
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
December 31, 201
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
March 31, 2011
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
March 31, 2011
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

Recent Corporate Developments Subsequent to March 31, 2011

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

The License Fees are non-cancellable and non-refundable. In addition to the License Fee payable in accordance with, Licensee shall pay a royalty (“Royalty”) to Licensor according to the following schedule (“Royalty Schedule”):

Subscribers:	Royalty Payable as Percentage of Gross Revenue
0 – 5000	6.25%
5001 – 7500	6.75%
7501 – 10,000	7.00%
10,001 – 15,000	8.00%
15,001 – 20,000	8.50%
20,001 – 25,000	9.25%
25,001+	9.75%

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

Our total expenditures over the next twelve months are anticipated to be approximately $2,738,696. Our cash on hand as of March 31, 2011 is $1,200. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

RESULTS OF OPERATIONS

Working Capital

	March 31, 2011	June 30, 2010
Current Assets	$1,200	$4,961
Current Liabilities	$99,616	$98,116
Working Capital Deficit	$(98,416)	$(93,155)

Cash Flows

	NNE MONTH Period Ended March 31, 2011	NINE MONTH Period Ended March 31, 2010
Cash Flows used in Operating Activities	$(13,761)	$(72)
Cash Flows used in Investing Activities	$-	$-
Cash Flows provided by Financing Activities	$10,000	$5,000
	(3,761)	4,928

As of March 31, 2011, we had cash on hand of $1,200. Since our inception, we have used our common stock and promissory notes to raise money for our operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month ended March 31, 2011 was $18 compared with $4,123 for the three month ended March 31, 2010. The decrease in operating expenditures was a result of the Company's ongoing reporting requirements, accounting, consulting, and general and administrative expenses.

Net loss for the three month period ended March 31, 2011 was $18 compared with $4123 for the period ended March 31, 2010. The overall decrease in net loss of $4,105 was attributed to the Company's ongoing reporting requirements, accounting, consulting, and general and administrative expenses.

Liquidity and Capital Resources

As at March 31, 2011, the Company’s cash balance was $1,200.
As at March 31, 2011, the Company had total liabilities of $99,616.
As at March 31, 2011, the Company had a working capital deficit of $(98,416)

Cashflow from Operating Activities

During the nine month period ended March 31, 2011, the Company used $13,761 of cash for operating activities compared with $72 for the three month ended March 31, 2009.

Cashflow from Investing Activities

During the nine month period ended March 31, 2011 and 2009, the Company paid $0 in investing activities.

Cashflow from Financing Activities

During the nine month period ended March 31, 2011, the Company has net cash received of $10,000 from financing activities compared, with $0 in financing activities for the same period in 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report for the year ended March 31, 2011 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.           Quarterly Issuances:
During the three months ended March 31, 2011, the Company did not issue any shares of common stock.

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

EMPIRICAL VENTURES, INC.

Date:	March 6, 2014	By:	/s/ Derek Ward
		Name:	Derek Ward
		Title:	Chief Executive Officer and Director

Date:	March 6, 2014	By:	/s/ Anthony Jackson
		Name:	Anthony Jackson
		Title:	Chief Financial Officer (Principal Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 6, 2014	By:	/s/ Derek Ward
		Name:	Derek Ward
		Title:	Chief Executive Officer and Director

Date:	March 6, 2014	By:	/s/ Peter Schulhof
		Name:	Peter Schulhof
		Title:	President, Secretary, Treasurer and Director

Date:	March 6, 2014	By:	/s/ Stewart Irvine
		Name:	Stewart Irvine
		Title:	Chief Operating Officer and Director

Date:	March 6, 2014	By:	/s/ Anthony Jackson
		Name:	Anthony Jackson
		Title:	Chief Financial Officer (Principal Accounting Officer) and Director