Form 10-Q
period 2012-03-31
Empirical Ventures, Inc.
filed 2014-03-11
CIK 1301704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	June 30,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	26	$1,182

Total Assets	$26	$1,182

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	23,087	23,087
Related Party loan payable	15,000	15,000
Loans Payable	61,529	61,529

Total Current Liabilities	99,616	99,616

Stockholders' Deficit
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
9,586,662 issued and outstanding	9,587	9,587
Additional paid-in capital	63,713	63,713
Deficit accumulated during the development stage	(172,890)	(171,734)

Total Stockholders' Deficit	(99,590)	(98,434)

Total Liabilities and Stockholders' Deficit	$26	$1,182

See accompanying notes.

EMPIRICAL VENTURES,INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)
					For the Period
	For the Three	For the Three	For the Nine	For the Nine	from April 14,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 (inception)
	March 31,	March 31,	March 31,	March 31,	to March 31,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative expenses	1,120	18	1,156	5,261	166,390
Impairment of intangible asset	-	-	-	-	6,500

Total operating expenses	1,120	18	1,156	5,261	172,890

Net loss before provision for income taxes	(1,120)	(18)	(1,156)	(5,261)	(172,890)

Provision for income taxes	-	-	-	-	-

Net loss	(1,120)	(18)	(1,156)	(5,261)	(172,890)

Weighted average common shares outstanding -
Basic and diluted	9,586,662	9,586,662	9,586,662	9,586,662

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes.

EMPIRICAL VENTURES,INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			For the Period
	For the Nine	For the Nine	from April 14,
	Months Ended	Months Ended	2004 (inception)
	March 31,	March 31,	to March 31,
	2012	2011	2012
Operating Activities
Net loss	$(1,156)	$(5,261)	(172,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible asset	-	-	6,500
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	(8,500)	33,087

Net Cash Used In Operating Activities	(1,156)	(13,761)	(133,303)

Investing Activities
Payment for technology rights	-	-	(15,000)

Net Cash Used In Investing Activities	-	-	(15,000)

Financing Activities:
Proceeds from Related Party Loans	-	10,000	51,529
Proceeds from issuance of common stock	-		96,800

Net Cash Provided By Financing Activities	-	10,000	148,329

Increase (Decrease) in Cash	(1,156)	(3,761)	26

Cash, Beginning of Period	1,182	4,961	-

Cash, End of Period	26	1,200	26

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompaying notes.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2012
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

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of March 31, 2012 the Company had $26in cash, and accumulated net losses of $172,890 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required. The Company will attempt to locate and negotiate with a business entity for the combination of a target company. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

All of our operating results and cash flows reported in the accompanying financial statements from April 14, 2004 through March 31, 2012 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.

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
March 31, 2012
(Unaudited)

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended June 30, 2011 included in our Annual Report on Form 10-K. The results of the three and nine month periods ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending June 30, 2012.

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

 Start-up Expenses

The Company has adopted an accounting policy which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to March 31, 2012.
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
March 31, 2012
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
March 31, 2012
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
March 31, 2012
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
March 31, 2012
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

Recent Corporate Developments Subsequent to March 31, 2012

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

Our total expenditures over the next twelve months are anticipated to be approximately $2,738,696. Our cash on hand as of March 31, 2012 is $26. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

RESULTS OF OPERATIONS

Working Capital

	March 31, 2012	June 30, 2011
Current Assets	$26	$1,182
Current Liabilities	$99,616	$99,616
Working Capital Deficit	$(99,590)	$(98,416)

Cash Flows

	NINE MONTH Period Ended March 31, 2012	NINE MONTH Period Ended March 31, 2011
Cash Flows used in Operating Activities	$(1,156)	$(13,761)
Cash Flows used in Investing Activities	$-	$-
Cash Flows provided by Financing Activities	$-	$10,000
Net Increase (Decrease) in Cash During Period	$(1,156)	$(3,761)

As of March 31, 2012, we had cash on hand of $26. Since our inception, we have used our common stock and promissory notes to raise money for our operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month ended March 31, 2012 was $1,120 compared with $18 for the three month ended March 31, 2011. The increase in operating expenditures was a result of increased general and administrative expenses.

Operating expenses for the nine month ended March 31, 2012 was $1,156 compared with $5,261 for the nine months ended March 31, 2011. The decrease in operating expenditures was attributed to the Company's lack of funding to settle their obligations.

Net loss for the three month period ended March 31, 2012 was $1,120 compared with $18 for the period ended March 31, 2011. The overall increase in net loss of $1,102 was attributed to increased general and administrative expenses.

Operating expenses for the nine month ended March 31, 2012  was $1,156 compared with $5,261 for the nine months ended March 31, 2011. The decrease in operating expenditures was attributed to the Company's lack of funding to settle their obligations.

Liquidity and Capital Resources

As at March 31, 2012, the Company’s cash balance was $26.
As at March 31, 2012, the Company had total liabilities of $99,616.
As at March 31, 2012, the Company had a working capital deficit of $(99,590).

Cashflow from Operating Activities

During the nine month period ended March 31, 2012, the Company used $1,156 of cash for operating activities compared with $13,761 for the three month ended March 31, 2011.

Cashflow from Investing Activities

During the nine month period ended March 31, 2012 and 2011, the Company paid $0 in investing activities.

Cashflow from Financing Activities

During the nine month period ended March 31, 2012, the Company has net cash received of $0 from financing activities compared, with $10,000 in financing activities for the same period in 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report for the year ended March 31, 2012 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.           Quarterly Issuances:
During the three months ended March 31, 2012, the Company did not issue any shares of common stock.

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