Form 10-K
period 2013-06-30
Empirical Ventures, Inc.
filed 2014-03-20
CIK 1301704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended June 30, 2013

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

As of June 30, 2013, the last day of registrant’s fiscal year end, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTCPK as of June 30, 2013, was approximately $68,800. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 20, 2014 the Issuer had 9,586,662 Common shares outstanding

Documents Incorporated By Reference:

None

EMPIRICAL VENTURES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended June 30, 2013

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

Recent Corporate Developments Subsequent to June 30, 2013

            On November 28, 2013 we entered into a Memorandum of Understanding with Pstech Corporation to obtain an exclusive license for the use of Psitech's proprietary Mobile Marketing Platform called Go-Page, in North America.

           On February 11, 2014, we entered into an exclusive license agreement with PsiTech Corporation and on March 6, 2014 entered into an Amended License Agreement with PsiTech for the use of Psitech's proprietary Mobile Marketing Platform  called Go-Page, in North America (the “License Agreement”).  In consideration of the licenses granted and other undertakings by Licensor hereunder, Licensee shall pay Licensor a License Fee in the amount of two hundred thousand dollars (US$200,000) (“License Fee”) and 20,000,000 restricted common shares.  The License Fee shall be due and payable as follows:

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

Go-Page provides business analytics to track and offer statistical and retail data so that the website owner doesn't have to. It is an enhancement offering to their customers, analogous to a Facebook or Twitter link. Facebook feeds them social status; Go-Page will feed them relevant locale-data.

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

Mobile sites and landing pages must provide simple and direct-response functionality — such as click-to-call features and only the most relevant information

Effective mobile optimization of websites and “responsive” design is more than shrinking a webpage down to the size of a smartphone screen. Consumers have an intimate and personal relationship with their devices. People are on the go, the structure of information needs to be entirely different with new properties for maximum user experience. Contextual relevance: The communication should be relevant to the place and the intended user response has to be appropriate given what the individual is likely doing in that place.

Communications should be simple, elegant and navigable at a glance. The communication should promote immediate consumer action. The goal is to reduce consumer friction to have the consumer do something of value to them right now, up to and including making a purchase…now.

Many of PsiTech's clients have inquired about PsiTech  building a website for them so they could take advantage of online marketing programs like the daily deal offered by companies like Groupon. They were in need of a website but the process discouraged them; they informed PsiTech that they found that building a website through online companies was often too complicated, expensive and confusing.

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

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern.  Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception.  As of June 30, 2013, we had $0 in cash, and accumulated net losses of $172,916 since inception.  If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations.  If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business.  The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations.  Specifically, we rely on Derek Ward, our Chief Executive Officer, Peter Schulhof, our President, Stewart Irvine, our Chief Operating Officer and Anthony Jackson, our Chief Financial Officer.  We do not maintain key man life insurance.  Should we lose any or all of their services and we are unable to replace their services with equally competent and experienced personnel, our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

Our offices are currently located at 40 Lake Bellevue Dr. Suite 100 Bellevue, WA. 98005 and our telephone number is 800-123-4567. Our office is currently supplied by our president at no charge to the Company. As of the date of this filing, we have not sought to move or change our office site as our space is adequate to meet our needs.  We do not own any real property.

ITEM 3.       LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.       [MINE SAFETY DISCLOSURES]

Not applicable.

PART II

ITEM 5.       MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock had been originally quoted on the OTC Bulletin Board on July 28, 2008 under the symbol “EMLV" and since on the Pink Sheets, commenced March 26, 2010 under the symbol "EMLV".

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the quarterly periods indicated below based on our fiscal year end of June 30, 2013. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
First Quarter (July 1, 2012– September 30, 2012)	$0	$0
Second Quarter (October 1, 2012– December 31, 2012)	$0	$0
Third Quarter (January 1, 2013– March 31, 2013)	$0	$0
Fourth Quarter (April 1, 2013– June 30, 2013)	$0	$0

From the period from inception to June 30, 2013 there has not been any trading in the common shares of the Company.

Record Holders

As of June 30, 2013, an aggregate of 9,586,662 shares of our Common Stock were issued and outstanding and were owned by approximately 37 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

As of June 30, 2013 we have sold 9,586,662 shares of unregistered securities. All of these 9,586,662 shares were acquired from us in private placements that were exempt from registration under Regulation S of the Securities Act of 1933 and were sold to Canadian residents.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

          The Company's MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of June 30, 2012 or June 30, 2013.

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report in connection with the audit of our financial statements as of June 30, 2013 and 2012 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our financial statements as of June 30, 2013 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Working Capital

	June 30, 2013	June 30, 2012
Current Assets	$0	$8
Current Liabilities	$99,616	$99,616
Working Capital Deficit	$(99,616)	$(99,608)

Cash Flows

	Year Ended	Year Ended
	June 30, 2013	June 30, 2012
Cash Flows used in Operating Activities	$(8)	$(1,174)
Cash Flows used in Investing Activities	$ (-)	$-
Cash Flows provided by Financing Activities	$-	$-
Net Increase ( Decrease) in Cash During Period	$(8)	$(1,174)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended June 30, 2013 was $8compared with $1,174 for the year ended June 30, 2012. The decrease in operating expenditures was a result of the reduced costs of their ongoing reporting requirements.

Net loss for the year ended June 30, 2013 was $8compared with net loss of $1,174 for the year ended June 30, 2012. The overall decrease in net loss was attributed to the reduced costs of their ongoing reporting requirements.

Liquidity and Capital Resources

As at June 30, 2013, our cash balance was $0 compared to $8 as at June 30, 2012 and its total assets were $0 compared with $8 as at June 30, 2012 The decrease in total assets is attributed to the decrease of cash and inability to settle obligations

 As at June 30, 2013, we had total liabilities of $99,616 compared with total liabilities of $99,616 as at June 30, 2012. The total liabilities have not changed and this has been attributed to lack of available funding and in ability to settle obligations

As at June 30, 2013, we had a working capital deficit of $99,616 compared with $99,608 as at June 30, 2012. The increase in working capital deficit was attributed to the decrease of cash and inability to settle obligations

Cashflow from Operating Activities

During the year ended June 30, 2013, we used $8 of cash for operating activities compared to the use of $1,174 of cash for operating activities during the year ended June 30, 2012. The decrease in cash flows used for operating activities is attributed to the lack of operations..

Cashflow from Investing Activities

During the year ended June 30, 2013, we spent $0 compared to spending $0during the year ended June 30, 2012.

Cashflow from Financing Activities

During the year ended June 30, 2013, the Company received $0 of cash from financing activities compared to $0 for the year ended June 30, 2012.

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
(A Development Stage Company)

We have audited the accompanying balance sheets of Empirical Ventures, Inc. (A Development Stage “Company”) as of June 30, 2013and 2012 and the related statement of operations, changes in stockholders’ deficit and cash flows for the years ended June 30, 2013 and 2012 and for the period from July 1, 2008 to June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.The financial statements of the Company from April 14, 2004 (Inception) through June 30, 2008, were audited by other auditors, whose report, dated November 20, 2008, expressed an unqualified opinion on those financial statementsand also included an explanatory paragraph that raise substantial doubt about the Company’s ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empirical Ventures, Inc. as of June 30, 2013 and 2012, and the result of its operations and its cash flows for the period endedJune 30, 2013 and 2012and for the period from July 1, 2008 to June 30, 2013in conformity with U.S. generally accepted accounting principles.

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

/s/ TAAD, LLP
March 20, 2014
Walnut, CA. 91789

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

BALANCE SHEETS

	June 30,	June 30,
	2013	2012
ASSETS
Current Assets
Cash	$-	$8
Total Assets	$-	$8

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$23,087	$23,087
Related party loan payable	15,000	15,000
Loans payable	61,529	61,529
Total Liabilities	$99,616	$99,616

Stockholders' Deficit
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	$-	$-
Common stock, $.001 par value 50,000,000 shares authorized
9,586,662 shares issued and outstanding as of June 30, 2013 and 2012	9,587	9,587
Additional paid-in capital	63,713	63,713
Deficit accumulated during the development stage	(172,916)	(172,908)
Total Stockholders' Deficit	(99,616)	(99,608)
Total Liabilities and Stockholders' Deficit	$(0)	$8

See accompanying notes.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the Period
	For the Year	For the Year	from April 14,
	Ended	Ended	2004 (inception)
	June 30, 2013	June 30, 2012	to June 30, 2013

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	8	1,174	166,416
Impairment of intangible asset		-	6,500
Total operating expenses	8	1,174	172,916

Net loss before provision for income taxes	(8)	(1,174)	(172,916)

Provision for income taxes	-	-	-

Net loss	(8)	(1,174)	(172,916)

Weighted average common shares outstanding -
Basic and diluted	9,586,662	9,586,662

Net income (loss) per share – basic and diluted	$(0.00)	$(0.00)

See accompanying notes.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock
	10,000,000 shares authorized		50,000,000 shares authorized		Additional	Stock		Total
	Shares	Par Value	Shares	Par Value	Paid-in	Subscriptions	Accumulated	Shareholders'
	Issued	$.001 per share	Issued	$.001 per share	Capital	Received	Deficit	Equity

BALANCE, APRIL 14, 2004 (INCEPTION)	-	-	-	$-	$-	$-	$-	$-
Founders shares issued at par value	-	-	5,000,000	5,000	-	-	-	5,000
Common shares issued at $0.015 per share	-	-	3,820,000	3,820	53,480	-	-	57,300
Common shares issued at $0.015 per share	-	-	100,000	100	1,400	-	-	1,500
Net loss	-	-	-	-	-	-	(8,610)	(8,610)
BALANCE, JUNE 30, 2004	-	-	8,920,000	8,920	54,880	-	(8,610)	$55,190
Cancellation of common shares issued at $.015 per share	-	-	(100,000)	(100)	(1,400)	-	-	(1,500)
Common shares issued at $.015 per share	-	-	766,662	767	10,233	-	-	11,000
Net loss	-	-	-	-	-	-	(40,176)	(40,176)
BALANCE, JUNE 30, 2005	-	-	9,586,662	9,587	63,713	-	(48,786)	$24,514
Net loss	-	-	-	-	-	-	(19,302)	(19,302)
BALANCE, JUNE 30, 2006	-	-	9,586,662	$9,587	$63,713	-	$(68,088)	$5,212
Net loss	-		-	-	-	-	(32,953)	(32,953)
BALANCE, JUNE 30, 2007	-	-	9,586,662	$9,587	$63,713	-	$(101,041)	$(27,741)
Net loss	-	-	-	-	-	-	(23,266)	(23,266)
BALANCE, JUNE 30, 2008	-	-	9,586,662	$9,587	$63,713	-	$(124,307)	$(51,007)
Stock subscriptions received at $.05 per share	-	-		-	-	25,000	-	25,000
Net Loss	-	-	-	-	-	-	(25,489)	(25,489)
BALANCE, JUNE 30, 2009			9,586,662	$9,587	$63,713	$25,000	$(149,796)	$(51,496)
Reclassification to loan payable	-	-	-	-		(25,000)	-	(25,000)
Net Loss	-	-	-	-	-	-	(16,659)	(16,659)
BALANCE, JUNE 30, 2010	-	-	9,586,662	$9,587	$63,713	$-	$(166,455)	$(93,155)
Net Loss	-	-	-	-	-	-	(5,279)	(5,279)
BALANCE, JUNE 30, 2011	-	-	9,586,662	$9,587	$63,713	$-	$(171,734)	$(98,434)
Net Loss	-	-	-	-	-	-	(1,174)	(1,174)
BALANCE, JUNE 30, 2012	-	-	9,586,662	$9,587	$63,713	$-	$(172,908)	$(99,608)
Net Loss	-	-	-	-	-	-	(8)	(8)
BALANCE, JUNE 30, 2013	$-	$-	$9,586,662	$9,587	$63,713	$-	$(172,916)	$(99,616)

See accompanying notes.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period
	Twelve Months	Twelve Months	from April 14,
	Ended	Ended	2004 (inception)
	June 30, 2013	June 30, 2012	to June 30, 2013
Operating Activities:
Net income (loss)	$(8)	$(1,174)	(172,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible asset	-	-	6,500
Changes in operating assets and current liabilities:
Accounts payable and accrued expenses	-	-	33,087
Net Cash Used In Operating Activities	(8)	(1,174)	(133,329)

Cash Flows From Investing Activities
Payment for technology rights	-	-	(15,000)
Net Cash Used In Investing Activities	-	-	(15,000)

Cash Flows From Financing Activities:
Proceeds from Related party loan payable	-	-	51,529
Proceeds from the issuance of common stock	-	-	96,800
Net Cash Provided By Financing Activities	-	-	148,329

Increase (Decrease) in Cash	(8)	(1,174)	-

Cash, Beginning of Period	8	1,182	-

Cash, End of Period	$-	$8	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of June 30, 2013 the Company had $0 in cash, and accumulated net losses of $172,916 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required. The Company will attempt to locate and negotiate with a business entity for the combination of a target company.  No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

All of our operating results and cash flows reported in the accompanying financial statements from April 14, 2004 through June 30, 2013 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.

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

 Start-up Expenses

The Company has adopted an accounting policy which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to June 30, 2013

Cash and Cash Equivalents

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

NOTE 8 - INCOME TAXES

The Company has incurred operating losses of $172,916, which, if utilized, will begin to expire in 2022. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements and have been offset by a valuation allowance.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	As of June 30, 2013	As of June 30, 2012
Deferred tax assets:
Net operating loss (from inception to June 30, 2013)	$172,916	$172,908
Statutory tax rate (combined federal and state)	34%	34%

Deferred tax assets	58,791	58,789
Valuation allowance	(58,791)	(58,789)

Net deferred tax assets	$-0-	$-0-

The potential future tax benefits of these losses have not been recognized in these financial statements due to the uncertainty of their utilization. When the future utilization of some portion of the carry-forwards is determined not to be "more likely than not" a valuation allowance is provided to reduce the recorded tax benefits from such assets.
As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of June 30, 2013 and 2012.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence net operating losses. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2013 and 2012.

NOTE 9 - SUBSEQUENT EVENTS

           On February 11, 2014, the Company entered into a exclusive license agreement with PsiTech Corporation and on March 6, 2014 entered into an Amended License Agreement with PsiTech for the use of Psitech's proprietary Mobile Marketing Platform  called Go-Page, in North America.  In consideration of the licenses granted and other undertakings by Licensor hereunder, Licensee shall pay Licensor a License Fee in the amount of two hundred thousand dollars ($200,000) and 20,000,000 restricted common shares (“License Fee”).  The License Fee shall be due and payable as follows:$50,000 upon signing the Memorandum of Understanding (“MOU”) between the Parties (provided, however, that Licensor hereby acknowledges receipt of this portion of the License Fee);$50,000 upon signing of this Agreement; and  $100,000 upon on or before March 28, 2014. As of the date of our report, the Company has paid $100,000.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We engaged Jewett Schwartz Wolfe and Associates as our independent auditors in 2006. On September 7, 2012, the PCAOB revoked the registration of Jewett Schwartz Wolfe and Associates. On January 7, 2014 we engaged TAAD, LLP as our independent auditors. During the years ended June 30, 2013 and 2012 and subsequent to June 30, 2013 through to the date hereof, neither we, nor anyone on our behalf, has consulted with TAAD, LLP regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements. TAAD, LLP has audited the Company’s financial statements for the years ended June 30, 2013 and 2012 and have been engaged to review the quarterly reports and audit the annual reports going forward.  The Company’s statements of operations, stockholder’s equity, and cash flow from inception to June 30, 2008 are audited by the predecessor auditor (Jewett Schwartz Wolfe and Associates, which has ceased their operations and their firm’s PCAOB registration has been revoked). Successor auditor, TAAD, LLP, has referenced this period is audited by the predecessor auditor in their report of independent registered public accounting firm for the years ended June 30, 2013 and 2012.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

                A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of June 30, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at June 30, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2013 that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended June 30, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended June 30, 2013, and the representations made by the reporting persons to us, we believe that during the year ended June 30, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities have not complied with all Section 16(a) filing requirements.

ITEM 11.     EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us since inception on April14, 2004.

Name and Principal Position	Fiscal Year Ended 6/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Derek Ward (1) CEO, and Director	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Peter Schulhof(2), President, Treasurer, Secretary, and Director	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Stewart Irvine (3) COO , and Director	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Anthony Jackson(4), CFO and Director	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or un-exercisable options, as of the year ended June 30, 2013.

Option Exercises

In fiscal 2013 and 2012, none of our Named Executive Officers exercised any options to purchase shares of our common stock.

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

Employment Contracts

             We currently have two employment contracts with our officers that have been  executed subsequent to the year ended June 30, 2013. (See Exhibits 10.2 and 10.3)

Stock Option Grants

            We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended June 30, 2013, and we have not granted any stock options since our inception.

Compensation Arrangements

             As of June 30, 2013 we do not pay to our directors or officers any salaries or consulting fees. We anticipate that compensation may be paid to our officers in the future. We currently have two employment contracts with our officers that have been  executed subsequent to the year ended June 30, 2013. Pursuant to SAB topic 1:B(1) and the last paragraph of SAB 5:T, we are required to report all costs of conducting our business.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of June 30, 2013, by: (i) our directors; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

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

2.	Based on 9,586,662 issued and outstanding shares of Common Stock as of March 20, 2014

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended June 30, 2013	Year Ended June 30, 2012,
Audit fees	$5,000	$5,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$5,000	$5,000

Audit Fees

During the fiscal year ended June 30, 2013, we incurred approximately $5,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended June 30, 2013.

During the fiscal year ended June 30, 2012 we incurred approximately $5,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended June 30, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended June 30, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $5,000 and $5,000, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended June 30, 2013and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended June 30, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0.

ITEM 15.     EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation*
3.4	Bylaws*
10.1	License Agreement with PsiTech Corporation **
10.2	Employment Agreement Peter Schulhof **
10.3	Employment Agreement Stewart Irvine **
10.4	Amended License Agreement with PsiTech Corporation***
14.1	Code of Ethics **
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Incorporated by reference to our Registration Statement on Form SB-2, asfiled with the Securities and Exchange Commission on November 15, 2004.
** Incorporated by reference to our Annual Report on Form 10-K, asfiled with the Securities and Exchange Commission on February 21, 2014
***Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRICAL VENTURES, INC.

Date:	March 20, 2014	By:	/s/ Derek Ward
		Name:	Derek Ward
		Title:	Chief Executive Officer and Director

Date:	March 20, 2014	By:	/s/ Anthony Jackson
		Name:	Anthony Jackson
		Title:	Chief Financial Officer (Principal Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 20, 2014	By:	/s/ Derek Ward
		Name:	Derek Ward
		Title:	Chief Executive Officer and Director

Date:	March 20, 2014	By:	/s/ Peter Schulhof
		Name:	Peter Schulhof
		Title:	President, Secretary, Treasurer and Director

Date:	March 20, 2014	By:	/s/ Stewart Irvine
		Name:	Stewart Irvine
		Title:	Chief Operating Officer and Director

Date:	March 20, 2014	By:	/s/ Anthony Jackson
		Name:	Anthony Jackson
		Title:	Chief Financial Officer (Principal Accounting Officer) and Director