Form 10-Q
period 2013-09-30
Empirical Ventures, Inc.
filed 2014-03-21
CIK 1301704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of March 20, 2014 there were 9,586,662 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)

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

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	June 30,
	2013	2013
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued expenses	$23,087	$23,087
Related party loan payable	15,000	15,000
Loans Payable	61,529	61,529
Total Current Liabilities	$99,616	$99,616

Stockholders' Deficit
Preferred stock, $.001 par value 10,000,000 shares authorized no shares issued and outstanding	$-	$-
Common stock, $.001 par value 50,000,000 shares authorize 9,586,662 shares issued and outstanding	9,587	9,587
Additional paid-in capital	63,713	63,713
Deficit accumulated during the development stage	(172,916)	(172,916)
Total Stockholders' Deficit	(99,616)	(99,616)

Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes.

EMPIRICAL VENTURES,INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

			For the Period
	For the Three	For the Three	from April 14,
	Months Ended	Months Ended	2004 (inception)
	September 30, 2013	September 30, 2012	to September 30, 2013

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	-	8	166,416
Impairment of intangible asset	-	-	6,500
Total operating expenses	-	8	172,916

Net loss before provision for income taxes	-	(8)	(172,916)

Provision for income taxes	-	-	-

Net loss	-	(8)	(172,916)

Weighted average common shares outstanding -
Basic and diluted	9,586,662	9,586,662

Net loss per share – basic and diluted	$(0.00)	$(0.00)

See accompanying notes.

EMPIRICAL VENTURES,INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			For the Period
	Three Months	Three Months	from April 14,
	Ended	Ended	2004 (inception)
	September 30, 2013	September 30, 2012	to September 30, 2013
Cash Flows From Operating Activities
Net loss	$-	$(8)	(172,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible asset	-	-	6,500
Changes in operating assets and current liabilities:
Accounts payable and accrued expenses	-	-	33,087
Net Cash Used In Operating Activities	-	(8)	(133,329)

Cash Flows From Investing Activities
Payment for technology rights	-	-	(15,000)
Net Cash Used In Investing Activities	-	-	(15,000)

Cash Flows From Financing Activities:
Proceeds from Loans	-	-	51,529
Proceeds from the issuance of common stock	-	-	96,800
Net Cash Provided By Financing Activities	-	-	148,329

Increase (Decrease) in Cash	-	(8)

Cash, Beginning of Period	-	8	-

Cash, End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013
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

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of September 30, 2013 the Company had $0 in cash, and accumulated net losses of $172,916 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required. The Company will attempt to locate and negotiate with a business entity for the combination of a target company. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

All of our operating results and cash flows reported in the accompanying financial statements from April 14, 2004 through September 30, 2013 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.

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
September 30, 2013
(Unaudited)
NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended June 30, 2013 included in our Annual Report on Form 10-K. The results of the three month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending June 30, 2014.

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

Start-up Expenses

The Company has adopted an accounting policy which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to September 30, 2013

Cash and Cash Equivalents

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
September 30, 2013
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
September 30, 2013
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
September 30, 2013
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

NOTE 8 - SUBSEQUENT EVENTS

On February 11, 2014, the Company entered into a exclusive license agreement with PsiTech Corporation and on March 6, 2014 entered in to an amended license agreementwith Psitech, for the use of Psitech's proprietary Mobile Marketing Platform  called Go-Page, in North America.  In consideration of the licenses granted and other undertakings by Licensor hereunder, Licensee shall pay Licensor a License Fee in the amount of two hundred thousand dollars ($200,000) and 20,000,000 restricted common shares. (“License Fee”).  The License Fee shall be due and payable as follows: $50,000 upon signing the Memorandum of Understanding (“MOU”) between the Parties (provided, however, that Licensor hereby acknowledges receipt of this portion of the License Fee);$50,000 upon signing of this Agreement; and $100,000 on or before March 28, 2014. As of the date of our report, the Company has paid $100,000.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 3013
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

Recent Corporate Developments Subsequent to September 30, 2013

            On November 28, 2013 we entered into a Memorandum of Understanding with Pstech Corporation to obtain an exclusive license for the use of Psitech's proprietary Mobile Marketing Platform called Go-Page, in North America.

           On February 11, 2014, we entered into a exclusive license agreement with PsiTech Corporation and on March 6, 2014 entered into an amended license agreement with Psitech, for the use of Psitech's proprietary Mobile Marketing Platform  called Go-Page, in North America (the “License Agreement”).  In consideration of the licenses granted and other undertakings by Licensor hereunder, Licensee shall pay Licensor a License Fee in the amount of two hundred thousand dollars (US$200,000) and 20,000,000 restricted common shares (“License Fee”).  The License Fee shall be due and payable as follows:
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

Our total expenditures over the next twelve months are anticipated to be approximately $2,738,696. Our cash on hand as of September 30, 2013 is $0. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

RESULTS OF OPERATIONS

Working Capital

	September 30, 2013	June 30, 2013
Current Assets	$0	$0
Current Liabilities	$99,616	$99,616
Working Capital Deficit	$(99,616)	$(99,616)

Cash Flows

	THREE MONTHS Ended September 30, 2013		THREE MONTHS Ended September 30, 2012
Cash Flows used in Operating Activities	$		$8
Cash Flows used in Investing Activities		$-	$-
Cash Flows provided by Financing Activities		$-	$-
Net Increase (Decrease) in Cash During Period		$-	$(8)

As of September 30, 2013, we had cash on hand of $0 Since our inception, we have used our common stock and promissory notes to raise money for our operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2013 was $0 compared with $8 for the three months ended September 30, 2012. The decrease in operating expenditures was a result of the Company's overall decrease in cash, accounting, consulting, general and administrative expenses.

Net loss for the three month period ended September 30, 2013 was $0 compared with $8 for the period ended September 30, 2012. The overall decrease in net loss of $0 was attributed to the Company's overall decrease in cash, accounting, consulting, general and administrative expenses.

Liquidity and Capital Resources

As at September 30, 2013, the Company’s cash balance was $0.
As at September 30, 2013, the Company had total liabilities of $99,616
As at September 30, 2013, the Company had a working capital deficit of $(99,616)

Cashflow from Operating Activities

During the three month period ended September 30, 2013, the Company used $0 of cash for operating activities compared with $8 for the three month ended September 30, 2012.

 Cashflow from Investing Activities

During the three month period ended September 30, 2013 and 2012, the Company paid $0 in investing activities.

Cashflow from Financing Activities

During the three month period ended September 30, 2013, the Company has net cash received of $0 from financing activities compared, with $0 in financing activities for the same period in 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report for the year ended September 30, 2013 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.           Quarterly Issuances:

During the three months ended September 30, 2013, the Company did not issue any shares of common stock.

2.           Subsequent Issuances:

       Subsequent to the quarter, we did not issue any shares of common stock.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation*
3.4	Bylaws*
10.1	License Agreement with PsiTech Corporation**
10.2	Employment Agreement Peter Schulhof**
10.3	Employment Agreement Stewart Irvine**
10.4	Amended License Agreement with PsiTech Corporation***
14.1	Code of Ethics**
31.1	Certification of Chief Executive Officer and as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to our Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on November 15, 2004.
** Incorporated by reference to our Annual Report on Form 10K, as filed with the Securities and Exchange Commission on February 21, 2014.
***Incorporated by reference to our Annual Report on Form 10K, as filed with the Securities and Exchange Commission on March 20, 2014.

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