Form 10-Q
period 2014-03-31
Empirical Ventures, Inc.
filed 2014-05-20
CIK 1301704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

COMMISSION FILE NUMBER 000-52766

EMPIRICAL VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0143340
(State of incorporation)	(I.R.S. Employer Identification No.)

40 Lake Bellevue Drive, Suite 100 Bellevue WA. , 98005
(Address of principal executive offices)

425-256-3902
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

As of May 20, 2014, there were 9,586,662 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED)

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2014	June 30, 2013
	(Unaudited)	Audited

ASSETS

Current Assets
Cash	$102,957	$-
Deposit - License	100,000	-
Total Assets	$202,957	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued expenses	23,087	23,087
Salary Payable	120,000	-
Related party loan payable	15,000	15,000
Loans Payable	400,779	61,529
Total Current Liabilities	558,866	99,616

Stockholders' Deficit
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
9,586,662 shares issued and outstanding	9,587	9,587
Additional paid-in capital	63,713	63,713
Deficit accumulated during the development stage	(429,209)	(172,916)
Total Stockholders' Deficit	(355,909)	(99,616)

Total Liabilities and Stockholders' Deficit	$202,957	$-

See accompanying notes.

EMPIRICAL VENTURES,INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

					For the Period
	For the Three	For the Three	For the Nine	For the Nine	from April 14,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 (inception)
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	to March 31, 2014

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	239,293	-	256,293	8	422,709
Impairment of intangible asset	-	-	-	-	6,500
Total operating expenses	239,293	-	256,293	8	429,209

Net loss before provision for income taxes	(239,293)	-	(256,293)	(8)	(429,209)

Provision for income taxes	-	-	-	-	-

Net loss	(239,293)	-	(256,293)	(8)	(429,209)

Weighted average common shares outstanding -
Basic and diluted	9,586,662	9,586,662	9,586,662	9,586,662

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes.

EMPIRICAL VENTURES,INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			For the Period
	Nine Months	NineMonths	from April 14,
	Ended	Ended	2004 (inception)
	March 31,	March 31,	to March 31,
	2014	2013	2014
Cash Flows From Operating Activities
Net loss	$(256,293)	$(8)	(429,209)
Impairment of intangible asset	-	-	6,500
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	120,000	-	153,087
Technology purchase payable	-	-	-
Net Cash Used In Operating Activities	(136,293)	(8)	(269,622)

Cash Flows From Investing Activities
Payment for license deposit	(100,000)	-	(115,000)
Net Cash Used In Investing Activities	(100,000)	-	(115,000)

Cash Flows From Financing Activities:
Proceeds from Loans	339,250	-	390,779
Proceeds from the issuance of common stock	-	-	96,800
Net Cash Provided By Financing Activities	339,250	-	487,579

Increase (Decrease) in Cash	102,957	(8)	102,957

Cash at Beginning of Period	-	8	-

Cash at End of Period	$102,957	$-	$102,957

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2014
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

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of March 31, 2014 the Company had $102,957 in cash, and accumulated net losses of $429,209 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required. The Company will attempt to locate and negotiate with a business entity for the combination of a target company. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

All of our operating results and cash flows reported in the accompanying financial statements from April 14, 2004 through March 31, 2014are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.

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
March 31, 2014
(Unaudited)

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended June 30, 2013 included in our Annual Report on Form 10-K.. The results of the three and nine month periods ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending June 30, 2014.

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

 Start-up Expenses

The Company has adopted an accounting policy which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to March 31, 2014.

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
March 31, 2014
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
The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after March 15, 2013. The adoption of ASU No. 2013-04 did not have material impact on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after March 15, 2013, and interim reporting periods therein. The adoption of ASU No. 2013-07 did not have material impact on our financial statements.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after March 15, 2013.
The adoption of ASU No. 2013-07 did not have material impacts on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after March 15, 2013, and interim reporting periods therein. The adoption of ASU No. 2013-07 did not have material impacts on our financial statements.

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

On March 30, 2008, a total of 500,000 common shares were subscribed for by one individual at $0.05 per share the net proceeds received by the company were $25,000.

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

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 5–RECLASSIFICATION

On March 30, 2008, a total of 500,000 common shares were subscribed for by one individual at $0.05 per share. The net proceeds received by the Company was $25,000.

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

On December 20, 2013 December 23, 2013, the Company received $281,750 and $52,500 respectively for a total of $334,250 cash from unrelated third party loans to continue its operations. The loansare non-interest bearing and have no fixed term of repayment until such time as the current offering is closed and shares are issued to the subscribers.  There is no set date for the closing of the offering.

On January 9, 2014, the Company received $5,000 cash from an unrelated third party loan to continue its operations. The loan is non-interest bearing and have no fixed term of repayment until such time as the current offering is closed and shares are issued to the subscribers.  There is no set date for the closing of the offering.

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 8 - LICENSE AGREEMENT

On February 11, 2014, the Company entered into a exclusive license agreement with PsiTech Corporation and on March 27, 2014 the agreement was amended, for the use of Psitech's proprietary Mobile Marketing Platform  called Go-Page, in North America.  In consideration of the licenses granted and other undertakings by Licensor hereunder, Licensee shall pay Licensor a License Fee in the amount of two hundred thousand dollars ($200,000) (“License Fee”).  The License Fee shall be due and payable as follows: $50,000 upon signing the Memorandum of Understanding (“MOU”) between the Parties (provided, however, that Licensor hereby acknowledges receipt of this portion of the License Fee);$50,000 upon signing of this Agreement; and $100,000 upon on or before September 28, 2014. As of May 20, 2014, the Company has paid $100,000.

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

NOTE 9- SUBSEQUENT EVENTS

On April 29, 2014, we entered into an addendum to the Amended License Agreement to clarify certain items of interest as it pertains to the Amended License Agreement entered into by PsiTech Corporation and Empirical Ventures , Inc., which is filed as Exhibit 10.4 hereto and is incorporated herein by this reference.

The License Agreement contains customary representations and warranties and pre and post-closing covenants of each party and customary closing condition. Breaches of the representations and warranties will be subject to customary indemnification provisions, subject to specified aggregate limits of liability. The foregoing summary description of the terms of the License Agreement may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the License Agreement, this reference is made to such agreement, which is filed as Exhibit 10.4 on Form 8-K/A filed on April 30, 2014  and is incorporated herein by this reference.

Change of control

On May 2, 2014 the Registrant issued 1,000,000 shares of Class A Preferred Stock to Peter Schulh, the Registrant's President and Secretary, Treasurer and 1,000,000 shares of Class A Preferred to Stewart Irvine the Registrant's Chief Operating Officer. These Class A Preferred Shares were issued in conjunction with and pursuant to employment agreements executed by both individuals and the Registrant on December 1, 2013.

The aforementioned Class A Preferred Shares carry certain rights and privileges, including, voting privileges of 100 votes for every share held. The Class A Preferred is also non redeemable, non callable, non transferable, has no entitlement to dividends, or share of assets of the registrant in the event of a liquidation of the Registrants Assets.

The foregoing summary description of the terms, rights and privileges of the Class A Preferred Shares may not contain all information that is of interest to the reader. For further information regarding the terms, conditions, rights and privileges of the Class A Preferred Stock, this reference is made to such rights and privileges, which is filed as Exhibit 3.1 on form 8-K/A filed on May 5, 2014  and hereto and is incorporated herein by this reference.

In addition, the reference made to employment agreements executed on December 1, 2013 was previously filed on Form 8-K on April 10, 2014 as Exhibits 10.2 and 10.3 and is incorporated herein by this reference.

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

           On February 11, 2014, we entered into an exclusive license agreement with PsiTech Corporation and was amended on March 27th, 2014, for the use of Psitech's proprietary Mobile Marketing Platform called Go-Page, in North America (the “License Agreement”).  In consideration of the licenses granted and other undertakings by Licensor hereunder, Licensee shall pay Licensor a License Fee in the amount of two hundred thousand dollars (US$200,000) (“License Fee”).  The License Fee shall be due and payable as follows:

Subscribers	Royalty Payable as Percentage of Gross Revenue
0 – 5000	6.25%
5001 – 7500	6.75%
7501 – 10,000	7.00%
10,001 – 15,000	8.00%
15,001 – 20,000	8.50%
20,001 – 25,000	9.25%
25,001+	9.75%

$50,000 upon signing the Memorandum of Understanding (“MOU”) between the Parties (provided, however, that Licensor hereby acknowledges receipt of this portion of the License Fee);$50,000 upon signing of the  License Agreement; and  $100,000 on or before September 28, 2014. To date, we have paid $100,000 of these obligations.

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

Corporate Developments Subsequent to March 31, 2014

On April 29, 2014, we entered into an addendum to the Amended License Agreement to clarify certain items of  interest as it pertains to the Amended License Agreement entered into by PsiTechCorporaration and Empirical Ventures , Inc., which is filed as Exhibit 10.4 hereto and is incorporated herein by this reference.

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

On May 2, 2014 the Registrant issued 1,000,000 shares of Class A Preferred Stock to Peter Schulhof the Registrant's President and Secretary, Treasurer and 1,000,000 shares of Class A Preferred to Stewart Irvine the Registrant's Chief Operating Officer. These Class A Preferred Shares were issued in conjunction with and pursuant to employment agreements executed by both individuals and the Registrant on December 1, 2013.

The aforementioned Class A Preferred Shares carry certain rights and privileges, including, voting privileges of 100 votes for every share held. The Class A Preferred is also non redeemable, non callable, non transferable, has no entitlement to dividends, or share of assets of the registrant in the event of a liquidation of the Registrants Assets.

The foregoing summary description of the terms, rights and privileges of the Class A Preferred Shares may not contain all information that is of interest to the reader. For further information regarding the terms, conditions, rights and privileges of the Class A Preferred Stock, this reference is made to such rights and privileges, which is filed as Exhibit 3.1 on From 8-K/A filed on May 8, 2014 on and hereto and is incorporated herein by this reference.

In addition, the reference made to employment agreements executed on December 1, 2013 was previously filed on Form 8-K on April 10, 2014 as Exhibits 10.2 and 10.3 and is incorporated herein by this reference.

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

Our total expenditures over the next twelve months are anticipated to be approximately $2,738,696. Our cash on hand as of March 31, 2014 is $102,957 (March 31, 2013 - $153,094). We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

RESULTS OF OPERATIONS

Working Capital
	March 31, 2014	June 30, 2013
Current Assets	$202,957	$0
Current Liabilities	$558,866	$99,116
Working Capital Deficit	$(355,909)	$(99,116)

Cash Flows
	Nine Month Period Ended March 31, 2014	Nine Month Period Ended March 31, 2013
Cash Flows used in Operating Activities	$(136,293)	$(8)
Cash Flows used in Investing Activities	$(100,000)	$-
Cash Flows provided by Financing Activities	$339,250	$-
Net Increase (Decrease) in Cash During Period	$102,957	$(8)

As of March 31, 2014, we had cash on hand of $102,957. Since our inception, we have used our common stock and promissory notes to raise money for our operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month ended March 31, 2014 was $239,293 compared with $0 for the three month ended March 31, 2013. The increase in operating expenditures was a result of the Company's increase in funding continue with their ongoing reporting requirements.

Operating expenses for the nine month ended March 31, 2014 was $239,293compared with $8 for the nine month ended March 31, 2013. The increase in operating expenditures was attributed to the Company's increase in funding to continue with their ongoing reporting requirements and to continue further development of the Go-Page concept.

Net loss for the three month period ended March 31, 2014 was $239,293 compared with $0 for the period ended March 31, 2013. The overall increase in net loss of $239,293was attributed to the Company's increase in funding to continue with their ongoing reporting requirements and to continue further development of the Go-Page concept.

Net loss for the nine month period ended March 31, 2014 was $256,293 compared with $8 for the period ended March 31, 2013. The overall increase in net loss of $256,285was attributed to the Company's increase in funding to settle their obligations and to continue further development of the Go-Page concept.

Liquidity and Capital Resources

As at March 31, 2014, the Company’s cash balance was $102,957
As at March 31, 2014, the Company had total liabilities of $558,866.
As at March 31, 2014, the Company had a working capital deficit of $(355,909)

Cashflow from Operating Activities

During the nine month period ended March 31, 2014, the Company used $136,293 of cash for operating activities compared with $0 for the nine month ended March 31, 2013.

Cashflow from Investing Activities

During the nine month period ended March 31, 2014 and 2013, the Company paid $100,000 and $0 in investing activities.

Cashflow from Financing Activities

During the nine month period ended March 31, 2014, the Company has net cash received of $339,250 from financing activities compared, with $0 in financing activities for the same period in 2013.

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

ITEM 4.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.           Quarterly Issuances:
During the three months ended March 31, 2014, the Company did not issue any shares of common stock.

2.           Subsequent Issuances:
Subsequent to the quarter, we did not issue any shares of common stock, but issued two million (2,000,000) shares of Class A  Preferred shares to our President and our  Chief Operating Officer (COO) as per their respective employment agreements.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                     MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.                     OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation*
3.4	Bylaws*
10.1	AmendedLicense Agreement with PsiTech Corporation **
10.2	Employment Agreement Peter Schulhof**
10.3	Employment Agreement Stewart Irvine**
14.1	Code of Ethics**
31.1	Certification of Chief Executive Officer and as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101	Interactive Data Files***
* Incorporated by reference to our Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on November 15, 2004.
** Incorporated by reference to our Annual Report on Form 10K, as filed with the Securities and Exchange Commission on  February 21, 2014.
*** To be filed by Amendment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRICAL VENTURES, INC.

Date:	May 20, 2014	By:	/s/ Derek Ward
		Name:	Derek Ward
		Title:	Chief Executive Officer and Director

Date:	May 20, 2014	By:	/s/ Anthony Jackson
		Name:	Anthony Jackson
		Title:	Chief Financial Officer (Principal Accounting Officer) and Director