Form 10-Q/A
period 2014-03-31
Empirical Ventures, Inc.
filed 2014-05-21
CIK 1301704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to Empirical Ventures, Inc.'s Quarterly Report on Form 10–Q for the nine months ended March 31, 2014, filed with the Securities and Exchange Commission on May 20, 2014 (the “Original 10–Q”), is to amend certain disclosures in the Notes to the unaudited finanical statements and to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.  We are amending Note 8 - License Agreement, Note 4 - Stockholders' Deficit and Note 5 - Reclassification in order to correct certain typographical errors.  We are further correcting typographical  errors contained in  Part I, Item 2. - Recent Corporate Developments.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Original 10-Q is hereby amended and restated in its entirety.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

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

EMPIRICAL VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 8 - LICENSE AGREEMENT

On February 11, 2014, the Company entered into an exclusive license agreement with PsiTech Corporation and on March 6, 2014 and March 27, 2014 the License Agreement was subsequently amended for the use of Psitech's proprietary Mobile Marketing Platform called Go-Page, in North America.  In consideration of the licenses granted and other undertakings by Licensor hereunder, Licensee shall pay Licensor a License Fee in the amount of two hundred thousand dollars ($200,000) and 20,000,000 post reverse split restricted common shares  (“License Fee”).  The License Fee shall be due and payable as follows: $50,000 upon signing the Memorandum of Understanding (“MOU”) between the Parties (provided, however, that Licensor hereby acknowledges receipt of this portion of the License Fee);$50,000 upon signing of this Agreement; and $100,000 on or before September 30, 2014, with closing to occur on or before May 31, 2014. To date, we have paid $100,000 of these obligations.

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

          On February 11, 2014, the Company entered into a exclusive license agreement with PsiTech Corporation and on March 6, 2014 and on March 27, 2014 the License Agreement was subsequently amended for the use of Psitech's proprietary Mobile Marketing Platform called Go-Page, in North America. In consideration of the licenses granted and other undertakings by Licensor hereunder, Licensee shall pay Licensor a License Fee in the amount of two hundred thousand dollars ($200,000) and 20,000,000 post reverse split restricted common shares (“License Fee”). The License Fee shall be due and payable as follows: $50,000 upon signing the Memorandum of Understanding (“MOU”) between the Parties (provided, however, that Licensor hereby acknowledges receipt of this portion of the License Fee);$50,000 upon signing of this Agreement; and $100,000 on or before September 30, 2014, with closing to occur on or before May 31, 2014. To date, we have paid $100,000 of these obligations.

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

EMPIRICAL VENTURES, INC.

Date:	May 21, 2014	By:	/s/ Derek Ward
		Name:	Derek Ward
		Title:	Chief Executive Officer and Director

Date:	May 210, 2014	By:	/s/ Anthony Jackson
		Name:	Anthony Jackson
		Title:	Chief Financial Officer (Principal Accounting Officer) and Director