Form 10-K
period 2014-06-30
Go-Page Corp
filed 2015-04-21
CIK 1301704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended June 30, 2014

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER:000-52766

GO-PAGE CORPORATION (Formerly Empirical Ventures, Inc.)
(Name of small business issuer in its charter)

NEVADA	27-0143340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 North Rainbow Road Suite, 300, Las Vegas Nevada	89107
(Address of principal executive offices)	(Zip Code)

702-448-8179
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]	No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [X]	No [ ]

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

As of June 30, 2014, the last day of registrant’s fiscal year end, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTCPK as of June 30, 2014, was approximately $2,896. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of April 20, 2015 the Issuer had 22,895,591 Common shares outstanding

Documents Incorporated By Reference: None

GO-PAGE CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended June 30, 2014

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

As used in this Annual Report, the terms "we", "us", "our", Go-Page” and the “Company” mean Go-Page Corporation, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

PART I

ITEM 1.      BUSINESS.

Corporate Background

Go-Page Corporation (Formerly Empirical Ventures, Inc. is a corporation formed under the laws of the State of Nevada on April 14, 2004, whose principal executive offices are located inLas Vegas Nevada.  Our principal business isthe further development, and, marketing and sales via the Internet of a product called Go-Page.

Recent Corporate Developments toJune 30, 2014

On June 9, 2014 (the “Closing Date”), Go-Page Corporation, a Nevada corporation (formerly Empirical Ventures, Inc.), closed a transaction  (the “Transaction”) in the form of a license agreement, as amended (the “ License” or the “License Agreement”) with a company organized under the laws British Virgin Islands, “PSiTech Corporation” ("PSiTech"). In accordance with the terms and conditions of the License Agreement, and prior to the Closing Date, the Company has paid the sum of $50,000 to PSiTech. On September 19, 2014 Peter Schulhof became an Officer and Director of PsiTech Corporation, making Mr. Schulhof a related party as he is Director Of Go-Page Corporation and Psitech Corporation.The License  includes the  right to enter into certain agreements and use PSiTech's intellectual property. The Company did not acquire any plant and equipment, and any other business and operational assets of PSiTech as part of the License, and the Company did not hire any employees of PSiTech.  PSiTech will continue as an independent company, operating in Hong Kong after the Transaction. The License relates to the development and operation of a Website, Internet and Mobile Marketing Platform in North America. The Company plans to utilize the License to provide unique website, online and mobile marketing services in North America.  On the Closing Date and as part of the consideration for the License, the Company issued  20,000,000 restricted shares of Common Stock to PSiTech.

The shares of Common Stock issued to PSiTech  had a contract stated value, in managements estimation,  of $20,000, based on several factors, including, the limited trading of the Company’s Common Stock, the placement of a Securities Act of 1933 legend on the Common Stock which restricts its resale until there is a valid exemption for resale  (for example, an exemption under Rule 144 of the Securities Act of 1933 would not be available,  the absence of registration rights, for a minimum period of twelve months, and the self determination of the value of the License by PSiTech. Neither PSiTech nor the Company obtained an independent valuation of the License in connection with the Transaction and the value was arbitrarily determined based in part on the factors listed above.

Prior to the Transaction, we were a public reporting “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder (“Exchange Act”).  Accordingly, pursuant to the requirements of Item 2.01(f) of Form 8-K, set forth below, is the information that would be required if we were filing a general form for registration of securities on Form 10 under the Exchange Act, for our common stock, which is the only class of our securities subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act upon consummation of the Transaction.

DESCRIPTION OF BUSINESS

Overview

In addition to consummating the Transaction, on June 9, 2014, we plan to operate as a business to consumers, and business to business, to provide services to customers that enable the consumer to access, build, change, monitor and manage their website from the convenience of their mobile telephone. We will act as the administrator for the customer and will reasonably monitor any developments that occur on their Go-Page Website of each customer as part of our ongoing administration.

Our business plan is to  provide our customers with the simple tools that anyone, even those with no technical skills, can create a simple webpage easily, quickly, and by themselves. We will have a full range of services and resources to work with customers towards achieving our customers website and marketing goals. We will provide access to our services that are intended to be  tailored to each customers’ marketing and website needs. We are currently in discussions with several businesses and individuals to maximize our business potential and distribution reach. No assurances can be provided that any agreement will be reached.  We believe we are  in a unique position to capitalize on the North American market and deliver a transparent and customer focused website and mobile marketing solution.  Our primary focus will be small,  middle, and large businesses as well as individuals within North America. There are approximately 469.58 (according to Google) million people in North America, which makes it one of the most populous continents in the world and this represents our initial target market.

Background

We were organized under the laws of the State of Nevada on April 14, 2004 under the name “Empirical Ventures, Inc.” with an initial focus on IT solutions in the travel and tourism industry. On June 6, 2014,we affected a 1 for 35 reverse split of our common stock and changed our name to “Go-Page Corporation.”

We have not generated any revenue from business operations to date. We have been able to raise additional funds to implement our operations.  As a result, we consummated the Transaction with PSiTech Corporation.

Strategy

We plan to offer online and mobile website and marketing solutions for a monthly fee (initially at  $29.95 USD)  to customers in North America. At the initial stages of our business plan, all of our customers will have access to the standard Go-Page features, including,  online technical support, Free mobile-optimized templates, Premium industry-specific templates, Premium customized templates, Free web address (domain name), Premium customized web address(domain name), SEO-friendly domain name suggestions, instant, easy search engine optimization(SEO), Social apps, reach your audience instantly ability, with all features having the ability to build, promote and market a customer's website either online or from the convenience of your mobile phone or tablet, free seminar programs including webinars, free software upgrades, the help desk for technical issues, and one on one Go-Page instruction.

In addition, we will also offer,  as standard Go-page features, maps and directions, daily deals promotion, photo gallery and YouTube video viewer , secure cloud storage, automatic data back-up, analytics and reports, mobile editing and updating, fast loading pages, E-commerce tools, easy-to-use user interface dashboard, and click to call.

Other Products/Services and Add-ons

In future, although there can be no assurances as to when or if the services may be offered,  we may make available to our customers other features for an additional charge. These prospective add-on features , include downloadable digital coupons, voice to text, 360 degree photo app, email address, premium customized email address, and essential business apps. We acknowledge that these additional features will require further technology programming and development and have allotted $265,000 from our proposed annual budget below to develop them.

Revenues and Customers

Currently, we have no revenues or customers. We plan to derive revenues from multiple sources. First, we plan on charging a monthly administration fee for our services and applications. Second, we plan to offer and display sponsorship and advertisements on our web site. We believe this may put us in a unique position with sponsors and larger companies for their online ad budgets. Thirdly, we plan to offer premium applications at an additional charge to our customers.

Intellectual Property

To date, we have not been granted any patents, trademarks, franchises, concessions or labor contracts at this time. However, we have prepared applications and filed for trademarks or other intellectual property protections in Canada and the United States. We have no assurance of our ability to continue to use such names in association with the sale of our products and services or the timing on the approvalof our applications.

We intend to enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. We  intend to apply for other protections in the form of patents and copyrights, if applicable. We cannot provide assurances as to the timing or completion of any actions intended to protect our Intellectual Property.  Our policy is that employees are required to execute non-disclosure agreements as part of their employment agreements. Failure to provide adequate protection our proprietary rights could expose us to infringement of our rights by other parties and could offer similar services, significantly harming our competitive position and decreasing our revenues.

Marketing

We will strive to position ourselves as the leading website, online, and mobile marketing provider in North America. In today's technology driven world, we believe having services with a mobile and online element will position us for growth within the communication market. We plan to utilize various methods of marketing to gain brand recognition and market acceptance to establish ourselves in the mobile marketing and online market place.

We plan to establish a presence in the market, primarily through the use of traditional methods of marketing in conjunction with a viral marketing component geared towards mobile and online viewing. The highlighted points below are an overview of the various marketing channels and strategies we intend to employ. The campaign will focus on an overarching national strategy that will be complimented by regional efforts. The main goal is to sell our services to small, medium, and large businesses and  individuals throughout North America. We also intend to employ third party consultants to assist us in maximizing our online marketing and mobile applications.

Search Engine Optimization (SEO),Google add words, and key words.
Radio, which can be a very cost efficient way of positioning our brand online.
Supporting local, regional and national business
Social media i.e., Facebook, Twitter, etc.
Television
Mobile Telephone Networks
Referral Programs

Branding

We plan to utilize various forms of media and print advertising to promote our brand. Anticipated forms of print media include brochures, advertisements in financial publications, and billboards.  Our management will also attend and participate in key industry related trade shows throughout North America to promote our brand and products. We will design and utilize the internet as a forum to promote our brand that result in higher quality products. We will strive to  regularly update our website to ensure proper informational flow to established and new customers.

Mobile Marketing Industry

Overview

Management contends that some perceive mobile advertising as closely related to online or internet advertising, though we believe its reach is far greater - currently, most mobile advertising is targeted at mobile phones, that came estimably to a global total of 6.9 billion as of 2014 (Source: mobithinking.com). Notably computers, including desktops and laptops, are currently estimated at approximately 1.9 billion globally (Source: ask.com).

It is probable, in our management’s opinion,  that advertisers and media industry will increasingly take account of a bigger and fast-growing mobile market, though it remains at around 2.7% of global advertising spending and is estimated to increase to 7.6% by 2016 (Source: statisa.com)Mobile media is evolving rapidly, and while we believe mobile phones will continue to be the mainstay, it is not clear whether mobile phones based on cellular backhaul, or smart phones based on WiFi hot spot, or WiMAX hot zone, will also strengthen. However, as an illustration of the  emergence of this form of advertising, that there is now a dedicated global advertising awards ceremony organized every year by Vision gain, abusiness information portal.

In information provided by the research firm Berg Insight, as mobile phones outnumber Television sets by over 3 to 1, and PC based internet users by over 4 to 1, and the total laptop and desktop PC population by nearly 5 to 1, advertisers in many markets, we contend,  have recently rushed to this media.  In Spain 75% of mobile phone owners receive ads, in France 62% and in Japan 54%.More remarkably as mobile advertising matures, like in the most advanced markets, the user involvement also matures. In Japan today, already 44% of mobile phone owners click on ads they receive on their phones. Mobile advertising was worth 900 million dollars in Japan alone. According to the research firm Berg Insight, the global mobile advertising market that was estimated to € 1 billion in 2008 Furthermore, Berg Insight forecasts the global mobile advertising market to grow at a compound annual growth rate of 43 percent to € 8.7 billion in 2014.

In the Q2 2013 "State of Mobile Advertising Report" by Opera Mediaworks, it is reported that mobile advertising is growing globally at a rapid rate. Opera Mediaworks reports that rich media ads are now averaging a 1.53 percentage click rate among users. App large banner ads are still the most popular, but they are on the decline.

Types of mobile ads

In some markets, this type of advertising is most commonly seen as a Mobile Web Banner (top of page) or Mobile Web Poster (bottom of page banner), while in others, it is dominated by SMS advertising Other forms include MMS advertising, advertising within mobile games and mobile videos, during mobile TV receipt, full-screen interstitials, which appear while a requested item of mobile content or mobile web page is loading up, and audio advertisements that can take the form of a jingle before a voicemail recording, or an audio recording played while interacting with a telephone-based service such as movie ticketing or directory assistance.

The Mobile Marketing Association and the IAB (Interactive Advertising Bureau) has published mobile advertising guidelines, but we contend that it is difficult to keep such guidelines current in such a fast-developing area.

The effectiveness of a mobile media ad campaign, in our estimation,  can be measured in a variety of ways. The main measurements are impressions (views) and click-through rates.

They are also sold to advertisers by views (Cost Per Impression) or by click-through (Cost Per Click). Additional measurements include conversion rates, such as click-to-call rates and other degrees of interactive measurement.

Mobile media can run on a mobile web page or within a mobile application, often referred to as in-App.

One of the popular models in mobile advertising,  in our estimation,  is Cost Per Install (CPI) where there the pricing model is based on the user installing an App on their mobile phone. CPI Mobile Advertising Networks work either as incent or non-incent. In the incent model the user is given virtual points or rewards to install the game or App.

Mobile Rich Media

In addition to standard mobile display banners, our management has observed a growing trend  to include rich media execution within the banner ads. This includes banners that would expand to a larger size, offering advertisers a larger display to communicate their message. Games within the banner to make the experience more interactive or a video within the banner space.

There are limitations to rich media on mobile because all of the coding must be done in HTML5, since the iOS does not support flash.

Government Regulations

The conduct of our business, and the production, distribution, sale, advertising, labeling, safety, transportation and use of our products, may be subject to various laws and regulations administered by federal, state and local governmental agencies in North America, as well as to foreign laws and regulations administered by government entities and agencies in markets where we may operate and sell our products and services. We are unaware of any licenses or regulations that we have to adhere to and it is our policy to abide by the laws and regulations that apply to our business.

We may also be subject to a number of U.S. federal or state laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and online payment services.

We will rely on legal and operational compliance programs, as well as local counsel, to guide our business in complying with applicable laws and regulations of the jurisdictions in which we do business.

We do not anticipate at this time that the cost of compliance with U.S. and foreign laws will have a material financial impact on our operations, business or financial condition, but there are no guarantees that new regulatory and tariff legislation may not have a material negative effect on our business in the future.

Employees

Go-Page currently has 3 full-time employees and no part-time employees. All employees are required to execute non-disclosure agreements as part of their employment agreements. We believe our relations with our employees are good. None of our employees are subject to collective bargaining agreements.

Subsidiaries

We have no subsidiaries.

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

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern.  Due to our lack of operating history and present inability to generate revenues, we have sustained operating losses since our inception.  As of June 30, 2014, we had $39,118  in cash, and accumulated net losses of $711,973 since inception.  If we are unable to obtain sufficient financing in the near term as required or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations.  If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business.  The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations.  Specifically, we rely on, Peter Schulhof, our President and CEO, and Anthony Jackson, our Chief Financial Officer.  We do not maintain key man life insurance.  Should we lose any or all of their services and we are unable to replace their services with equally competent and experienced personnel, our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Our offices are currently located at 500 North Rainbow Road Suite, 300, Las Vegas Nevada 89107, and our telephone number is 702-448-8179.   As of the date of this filing, we have not sought to move or change our office site as our space is adequate to meet our needs.  We do not own any real property.

ITEM 3.      LEGAL PROCEEDINGS

On December 31, 2014,  PsiTech Corporation and Go-Page Corporation commenced litigation proceedings against former Go-Page Director and Officer Stewart E. Irvine and filed an Amended Complaint as Co-Plaintiffs in Clark County, Nevada  District Court against Stewart E. Irvine a former Director and Officer of Go-Page Corporation (Case No:A-14-709444-C).

The Plaintiffs (PsiTech Corporation and Go-Page Corporation), as a result of the amended complaint have asked the Courts for eight (8) counts of relief against Irvine, which include, 1. Declaratory Relief. 2. Specific Performance. 3. Breach of Contract. 4. Breach of Implied Covenant of Good Faith and Fair Dealing. 5. Gross Mismanagement and Breach of Fiduciary Duty. 6. Constructive Fraud. 7. Fraudulent Misrepresentation.  8. Preliminary and Permanent Injunction.

In February of 2015 PsiTech's Litigation was over turned by the Nevada Court because of a Jurisdictional Issue. However, Go-page Corporation has been allowed by Court to continue their Litigation against Irvine and it is still ongoing.

ITEM 4.      [MINE SAFETY DISCLOSURES]

Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock had been originally quoted on the OTC Bulletin Board on July 28, 2008 under the symbol “EMLV" and since on the Pink Sheets, commenced March 26, 2010 under the symbol "EMLV". On June 6, 2014 the Company affected a 1 for 35 reverse split, a name change to Go-Page Corporation and a symbol change to "GOPG".

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the quarterly periods indicated below based on our fiscal year end of June 30, 2014. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
First Quarter (July 1, 2013– September 30, 2013)	$0	$0
Second Quarter (October 1, 2013– December 31, 2013)	$0	$0
Third Quarter (January 1, 2014– March 31, 2014)	$0	$0
Fourth Quarter (April 1, 2014– June 30, 2014)	$0	$0
From the period from inception to June 30, 2014 there has not been any trading in the common shares of the Company.

Record Holders

As of June 30, 2014, an aggregate of 60,533,905 shares of our Common Stock were issued and outstanding and were owned by approximately 44 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

As of June 30, 2014 we have sold shares of unregistered securities. All of these shares were acquired from us in private placements or conversion of debt that were exempt from registration under Regulation S of the Securities Act of 1933 and were sold to foreign residents.

The shares include the following:

1. On May 7, 2004, we issued 5,000,000 shares of common stock at a price of $0.001 per share for cash proceeds of $5,000 to our President (the funds from this offering were received by May 7, 2004); and

2.	Between May 8, 2004 and November 30, 2004 we issued 4,586,662 shares of common stock to 37 non-affiliate Canadian residents at a price of $0.015 per share for cash proceeds of $68,800.

3. Between December 1, 2013 and January 31, 2014 we received subscriptions for 2,261,667 shares of common stock to 12 non-affiliate Canadian residents at a price of $0. 15 per share for cash proceeds of $339,250. These shares were issued subsequent to June 30, 2014 and issued in July 2014.

On June 9, 2014 the company issued 20,000,000 restricted shares to Psitech Corporation as part consideration of the transaction between PsiTech Corporation and Go-Page Corporation.

4. On June 12, 2014 a total of $40,000 of accrued salaries of two Officers and Directors were converted to 40,000,000 restricted common shares of Go-Page Corporation.

    5. On June 27, 2014 a total of 50,000 of unrelated party loans were converted to 200,000 restricted common shares common shares of Go-Page Corporation.

6.	On June 27, 2014 a total of 15,000 of relaetd party loans were converted to 60,000 restricted common shares common shares of Go-Page Corporation.

7.	September 11, 2014 the Company Issued 100,000 Restricted Common Stock to former Director and Officer Derek Ward.

8.	On March 11, 2015 Peter Schulhof subscribed for 20,000,000 Common restricted common shares at a price of $0.001 with the Company having received funds totaling $20,000.

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

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

                 The Company's MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of June 30, 2013 or June 30, 2014.

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

Our principal executive offices for the Registrant are located at: 500 North Rainbow Road, Suite 300, Las Vegas,  Nevada 89107. The monthly rent for this property and related expenses are approximately $250 per month on a month to month basis.  The Registrant’s main telephone number is:702-448-8179

The Registrant’s website is located at: www.gopage.com. We own no real estate or physical property.

PLAN OF OPERATIONS

We plan to operate as a business to consumers, and business to business, to provide services to customers that enable the consumer to access, build, change, monitor and manage their website from the convenience of their mobile telephone. We will act as the administrator for the customer and will reasonably monitor any developments that occur on their Go-Page Website of each customer as part of our ongoing administration.

We will have a full range of services and resources to work with customers towards achieving our customers website and marketing goals. We will provide access to our services that are intended to be  tailored to each customers’ marketing and website needs. We are currently in discussions with several businesses and individuals to maximize our business potential and distribution reach.  No assurances can be provided that any agreement will be reached.  We believe we are  in a unique position to capitalize on the North American market and gain a first move advantage to deliver a transparent and customer focused website and mobile marketing solution.  Our primary focus will be small,  middle and large businesses as well as individuals within North America. There are approximately 469.58 (according to Google)  million people in North America, which makes it one of the  most populous continents in the world and this represents our initial target market.

We plan to offer online and mobile website and marketing solutions for a monthly fee ( initially at $29.95 USD) to customers in North America. At the initial stages of our business plan all of our customers will haveaccess to the standard Go-Page features, including, 24 hour technical support, Free mobile-optimized templates, Premium industry-specific templates, Premium customized templates, Free web address(domain name), Premium customized web address(domain name), SEO-friendly domain name suggestions, instant, easy search engine optimization(SEO), Social apps, reach your audience instantly ability, with all features having the ability to build, promote and market a customer's website either online or from the convenience of your mobile phone or tablet, free seminar programs including webinars, free software upgrades, the help desk for technical issues, and one on one Go-Page instruction.

In addition, we will also offer as standard Go-page features, add maps and directions, daily deals promotion, add photos and videos instantly, Secure cloud storage, automatic data back-up, analytics and reports, mobile editing and updating, fast loading pages, E-commerce tools, easy-to-use dashboard, and click to call.

A material challenge to our business operations will be getting enough customers. In order to achieve this goal we will have to create incentives through advertising and other marketing venues, also, through a referral program for our customers to inform others of our services. We will encourage customers to share news about their services through email, Facebook, and Twitter, and other social media websites. If we are unable to attract customers it may have a material impact on our revenues or income or may result in our liquidity decreasing.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues. We cannot guarantee we will be successful in our business operations.

Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to establish agreements with established service providers and or businesses to enable us to offer these venues to our customers.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing stockholders.

We anticipate that we will need to meet our ongoing cash requirements through the generation of revenue and equity and/or debt financing.  We estimate, but can provide no assurances,  that our expenditures over the next 12 months will be approximately $2,738,696 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital.

If we are not able to raise sufficient funds to fully implement our startup business plan for the next year as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the Securities and Exchange Commission  which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on market awareness, and servicing costs as well as marketing and advertising to social media marketing websites.  We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

We anticipate that we will incur over the next twelve months the following expenses*:

Type	Amount $	Percent
Salaries	240,000	8%
Professional services (Agent Commissions)	434,410	16%
(IT development)	85,572	3%
Hardware and equipment	29,200	1%
Professional services (Public company expenses)	80,000	3%
(lawyers and accountants)	35,850	1%
Programming IT development	47,632	2%
Office, rent and expenses	7,168	0%
Travel expenses	40,250	1%
Government Fees (Corporate Tax provision)	614,503	24%
Business Development fees	168,092	6%
Servers and bandwidth	137,387	5%
Bank fees and interest	163,720	6%
Administration	476,167	17%
Marketing and Advertisement	179,716	7%
Total	2,738,696	100%
*The amounts and allocation are subject to revision by the Board of Directors in their sole discretion.

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report in connection with the audit of our financial statements as of June 30, 2014 and 2013 including an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our financial statements as of June 30, 2014 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Working Capital

	June 30, 2014	June 30, 2013
Current Assets	$39,118	$0
Current Liabilities	$213,541	$99,616
Working Capital Deficit	$(174,423)	$(99,616)

Cash Flows

	Year Ended	Year Ended
	June 30, 2014	June 30, 2013
Cash Flows used in Operating Activities	$(250,132)	$(8)
Cash Flows used in Investing Activities	$(50,000)	$-
Cash Flows provided by Financing Activities	$399,250	$-
Net Increase ( Decrease) in Cash During Period	$(39,118)	$(8)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended June 30, 2014 was $469,057 compared with $8 for the year ended June 30, 2013. The increase in operating expenditures was a result of the acquisition of the Go-Page License and increased costs of our ongoing reporting requirements.

Net loss for the year ended June 30, 2014 was $539,057 compared with net loss of $8 for the year ended June 30, 2013. The overall increase in net loss was attributed to the acquisition of the Go-Page License and increased costs of their ongoing reporting requirements.

Liquidity and Capital Resources

As at June 30, 2014, our cash balance was $39,118 compared to $8 as at June 30, 2013 and its total assets were $39,118 compared with $0 as at June 30, 2013. The increase in total assets is attributed to the increase of cash from an offering of our Common Stock.

As at June 30, 2014, we had total liabilities of $213,541 compared with total liabilities of $99,616 as at June 30, 2013. The total liabilities have changed andthis has been attributed to lack of available funding and in ability to settle obligations.

As at June 30, 2014, we had a working capital deficit of $174,423 compared with $99,616 as at June 30, 2013. The decrease in working capital deficit was attributed to the increase of cash and the acquisition of the PsiTech License.

Cashflow from Operating Activities

During the year ended June 30, 2014, we used $250,132 of cash for operating activities compared to the use of $8 of cash for operating activities during the year ended June 30, 2013. The increase in cash flows used for operating activities is attributed to the increase of cash from financing activities.

Cashflow from Investing Activities

During the year ended June 30, 2014, we spent $50,000 compared to spending $0 during the year ended June 30, 2013.

Cashflow from Financing Activities

During the year ended June 30, 2014, the Company received $339,250 of cash from financing activities compared to $0 for the year ended June 30, 2013.

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

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014 10, Development Stage Entities (Topic915): Elimination of Certain FinancialReporting Requirements. ASU 201410 eliminates the distinction o f a development stage entity and certain related disclosure requirements, including the elimination of inception to-date information on the statements of operations, cashflows and stockholders' equity. The amendments in ASU2014-10 will be effective prospectively for annual reporting periods beginning after December15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU2014-10 since the quarter ended October 31, 2013, thereby no longer presenting or disclosing any information required by Topic 915.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

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
ITEM 8.     FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Go-Page Corporation (f/n/a Empirical Ventures, Inc.)

We have audited the accompanying balance sheets of Go-Page Corporation (f/n/a Empirical Ventures, Inc.)  (“Company”) as of June 30, 2014 and 2013 and the related statement of operations, changes in stockholders’ deficit and cash flows for the years ended June 30, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Go-Page Corporation (f/n/a Empirical Ventures, Inc.) as of June 30, 2014 and 2013, and the result of its operations and its cash flows for the period ended June 30, 2014 and 2013 in conformity with U.S. generally accepted accounting principles.

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

/s/ TAAD, LLP
April 21, 2015
Walnut, CA 91789

GO-PAGE CORPORATION

BALANCE SHEETS

	June 30,	June 30,
	2014	2013

ASSETS

Current Assets
Cash	$39,118	$-

Total Assets	$39,118	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued expenses	52,012	23,087
Salary Payable	150,000
Related party loan payable	-	15,000
Loans Payable	11,529	61,529

Total Current Liabilities	213,541	99,616

Stockholders' Deficit
Common Stock $.001 Par Value 200,000,000 shares authorized
60,533,924 shares issued and outstanding(1)	60,534	274
Common Stock to be issued	339,250	-
Additional paid-in capital	137,766	73,026
Deficit accumulated during the development stage	(711,973)	(172,916)

Total Stockholders' Deficit	(174,423)	(99,616)

Total Liabilities and Stockholders' Deficit	$39,118	$-

(1)All common stock amounts and per share amounts in these financial statements reflect the thirty five-for-one reverse stock split of the Company, effective May 8, 2014 including retrospective adjustment of common stock amounts to reflect a par value of $0.001 per share (Note 4).

The accompanying notes are an integral part of these financial statements.

GO-PAGE CORPORATION

STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	June 30, 2014	June 30, 2013

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative expenses	469,057	8
Loss from Operations	469,057	8
Impairment of intangible asset	70,000	-
Total operating expenses	539,057	8

Net loss before provision for income taxes	(469,057)	(8)

Provision for income taxes	-	-

Net loss	(539,057)	(8)

Weighted average common shares outstanding -
Basic and diluted(1)	3,400,042	273,905

Net loss per share – basic and diluted	$(0.16)	$(0.00)

(1)All common stock amounts and per share amounts in these financial statements reflect the thirty five-for-one reverse stock split of the Company, effective May 8, 2014 including retrospective adjustment of common stock amounts to reflect a par value of $0.001 per share (Note 4).

The accompanying notes are an integral part of these financial statements.

GO-PAGE CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

Preferred Stock		Common Stock
10,000,000 shares authorized		200,000,000 shares authorized
Shares Issued	Par Value $.001 per share	Shares Issued	Par Value $.001 per share	Additional Paid-in Capital	Stock Subscriptions Received	Accumulated Deficit	Total Shareholders' Deficit
BALANCE, JUNE 30, 2012(1)	-	-	273,905	$274	$73,026	$-	$(172,908)	$(99,608)
Net Loss	-	-	-		-		(8)	(8)
BALANCE, JUNE 30, 2013(1)	$-	$-	$273,905	$274	$73,026	$-	$(172,916)	$(99,616)

Issuance of common shares for debt settlement at par			40,000,000	40,000				40,000
Issuance of common shares for licening agreement at par			20,000,000	20,000				20,000
Stock Subscription received at $0.15 per share						339,250		339,250
Issuance of common shares for debt settlement at $0.25 per share			260,000	260	64,740			65,000
Net Loss	-	-	-		-		(539,057)	(539,057)
BALANCE, JUNE 30, 2014(1)	$-	$-	$60,533,905	$60,534	$137,766	$339,250	$(711,973)	$(174,423)

(1)All common stock amounts and per share amounts in these financial statements reflect the thirty five-for-one reverse stock split of the Company, effective May 8, 2014 including retrospective adjustment of common stock amounts to reflect a par value of $0.001 per share (Note 4).

The accompanying notes are an integral part of these financial statements.

GO-PAGE CORPORATION

STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	30-Jun-14	30-Jun-13

Cash Flows From Operating Activities
Net loss	$(539,057)	$(8)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of license agreement	70,000
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	28,925	-
Salary payable	190,000
Net Cash Used In Operating Activities	(250,132)	(8)

Cash Flows From Investing Activities:
Purchase of license agreement	(50,000)	-
Net Cash Used in Investing Activities	(50,000)	-

Cash Flows From Financing Activities:
Stock subscription received	339,250	-
Net Cash Provided By Financing Activities	339,250	-

Increase (Decrease) in Cash	39,118	(8)

Cash at Beginning of Period	-	8

Cash at End of Period	$39,118	$-

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Transactions
Shares issued for salary payable	$40,000	$-
Shares issued for related debt settlement	$15,000	$-
Shares issued for unrelated debt settlement	$50,000	$-

The accompanying notes are an integral part of these financial statements.

GO-PAGE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Go-Page Corporation (the “Company”) was incorporated in Nevada on April 14, 2004.  The Company’s plan is to commercialize an enterprise and related software applications. The Company is in the early stages of the software application and infrastructure build out, and has not as yet engaged in revenue producing activities.  The Company will provide products and services to enable the travel and tourism industries to more effectively manage all travel and tourism related services. The Company’s objective was to complete development and pre-marketing activities and to actively market and support a commercial product and to earn revenues from the travel and tourism industries or other related organizations worldwide via the Internet from the Company’s website. The Darrwin software development has since been abandoned due to the obsolescence of the program. On June 9, 2014 (the “Closing Date”), Go-Page Corporation, a Nevada corporation (formerly Empirical Ventures, Inc.), closed a transaction  (the “Transaction”) in the form of a license agreement, as amended (the “ License” or the “License Agreement”) with a company organized under the laws British Virgin Islands, “PSiTech Corporation” ("PSiTech"). The Company plans to utilize the License to provide unique website, online and mobile marketing services in North America.  On the Closing Date and as part of the consideration for the License, the Company issued 20,000,000 restricted shares of Common Stock to PSiTech.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of June 30, 2014 the Company had $39,118 in cash, and accumulated net losses of $711,973 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required. The Company will attempt to locate and negotiate with a business entity for the combination of a target company.  No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

GO-PAGE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Start-up Expenses

The Company has adopted an accounting policy which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to June 30, 2014

Cash and Cash Equivalents

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

 GO-PAGE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Fair Value of Financial Instruments - On July 1, 2008, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("Topic 820"). Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

-	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
-
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

-	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

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

GO-PAGE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

Adopted

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity.

The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted.

The Company adopted ASU 2014-10 during the years ended January 31, 2015, thereby no longer presenting or disclosing any information required by Topic 915.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.

In August, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. We have evaluated our disclosures regarding our ability to continue as a going concern and concluded that we are in compliance with the disclosure requirements.

GO-PAGE CORPORATION
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

GO-PAGE CORPORATION
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

NOTE 4 – STOCKHOLDERS’ DEFICIT

On May 8, 2014 the Company affected a 1 for 35 reverse split, a name change to Go-Page Corporation and a symbol change to "GOPG".

Between December 1, 2013 and January 31, 2014  the Company received  subscriptions for 2,261,667 shares of common stock to 12 non-affiliate Canadian residents at a price of $0. 15 per share for cash proceeds of $339,250. The share related to the subscriptions were issued subsequent to June 30, 2014 and were issued in July of 2014

On June 9, 2014 the company issued 20,000,000 restricted shares to Psitech Corporation as part consideration  of the transaction between PsiTech Corporation and Go-Page Corporation. On September 19, 2014 Peter Schulhof became an Officer and Director of PsiTech Corporation, making Mr. Schulhof a related Party as he is Director of Go-Page Corporation and Psitech Corporation.

On June 12, 2014 a total of $40,000 of accrued salaries of two Officers and Directors were converted to 40,000,000 restricted common shares of Go-Page Corporation. These shares are restricted pursuant to Rule 144.

On June 27, 2014 a total of 50,000 of unrelated party loans were converted to 200,000 restricted common shares common shares of Go-Page Corporation.

On June 27, 2014 a total of 15,000 of related party loans were converted to 60,000 restricted common shares common shares of Go-Page Corporation.

On September 11, 2014 the Company Issued 100,000 Restricted Common to former Director and Officer Derek Ward.

On March 11, 2015 Peter Schulhof subscribed for 20,000,000 Common restricted common shares at a price of $0.001 with the Company having received funds totaling $20,000.

GO-PAGE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 – LOANS

On June 27, 2014 an unrelated party converted a total of $50,000 of a loan to the company in the amount of $61,529, leaving a balance of $11,529 owing. The loan is non-interest bearing and has no fixed terms of repayment.

NOTE 6- INCOME TAXES

The Company has incurred operating losses of $711,973, which, if utilized, will begin to expire in 2022. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements and have been offset by a valuation allowance.

	As of June 30, 2014	As of June 30, 2013
Deferred tax assets:
Net operating loss (from inception to June 30, 2014)	$(711,973)	$172,916
Statutory tax rate (combined federal and state)	34%	34%

Deferred tax assets	242,071	58,791
Valuation allowance	(242,071)	(58,791)

Net deferred tax assets	$-0-	$-0-

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of June 30, 2014 and 2013.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence net operating losses. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of June 30, 2014 and 2013.

GO-PAGE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

NOTE-7 SUBSEQUENT EVENTS

On October 9, 2014 the 20,000,000 shares of restricted common stock issued in lieu of accrued salary in the amount of $20,000 issued to Stewart Irvine were cancelled and returned to the company's Treasury due to improper documentation. In order for the shares to be validly issued, unanimous consent from the board of directors had to have been received in this instance unanimous consent was not received.

On October 15, 2014 2,000,000 of Class A preferred Stock was cancelled and returned to the Company's Treasury due to improper documentation. In order for the shares to be validly issued, unanimous consent from the board of directors had to have been received in this instance unanimous consent was not received.

On December 17, 2014 the 20,000,000 shares of restricted common stock issued in lieu of accrued salary in the amount of $20,000 issued to Peter Schulhof were cancelled and returned to the company's Treasury due to improper documentation. In order for the shares to be validly issued, unanimous consent from the board of directors had to have been received in this instance unanimous consent was not received.

On September 1, 2014 PsiTech Corporation granted an extension of the terms of their license agreement to Go-Page Corporation until April 1, 2015.

Between October 1, and November 30, 2014 the Corporation received subscriptions totaling 675,000 units comprising of 1 share and 1 share purchase warrant at a price of $0.20 per unit, for a total cash proceeds of $130,000.

On December 31, 2014, PsiTechCorporation and Go-Page Corporation commenced litigation proceedings against former Go-Page Director and Officer Stewart E. Irvine and filed an Amended Complaint as Co-Plaintiffs in Clark County, Nevada District Court against Stewart E. Irvine a former Director and Officer of Go-Page Corporation (Case No:A-14-709444-C).

The Plaintiffs (PsiTech Corporation and Go-Page Corporation), as a result of the amended complaint have asked the Courts for eight (8) counts of relief against Irvine, which include, 1. Declaratory Relief. 2. Specific Performance. 3. Breach of Contract. 4. Breach of Implied Covenant of Good Faith and Fair Dealing. 5. Gross Mismanagement and Breach of Fiduciary Duty. 6. Constructive Fraud. 7. Fraudulent Misrepresentation. 8. Preliminary and Permanent Injunction.

In February of 2015 PsiTech's Litigation was over turned by the Nevada Court because of a Jurisdictional Issue. However, Go-page Corporation has been allowed to continue their Litigation against Irvine and it is still ongoing.

On January 9, 2015 PsiTech Corporation Cancelled 16,000,000 of the 20,000,000 shares issued to them on June 9, 2014 due to the technology not being commercially viable.

On March 11, 2015 Peter Schulhof subscribed for 20,000,000 Common restricted common shares at a price of $0.001 with the Company having received funds totaling $20,000.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We engaged Jewett Schwartz Wolfe and Associates as our independent auditors in 2006. On September 7, 2012, the PCAOB revoked the registration of Jewett Schwartz Wolfe and Associates. On January 7, 2014 we engaged TAAD, LLP as our independent auditors. During the years ended June 30, 2014 and 2013and subsequent to June 30, 2014 through to the date hereof, neither we, nor anyone on our behalf, has consulted with TAAD, LLP regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements. TAAD, LLP has audited the Company’s financial statements for the years ended June 30, 2014 and 2013and have been engaged to review the quarterly reports and audit the annual reports going forward.  The Company’s statements of operations, stockholder’s equity, and cash flow from inception to June 30, 2008 are audited by the predecessor auditor (Jewett Schwartz Wolfe and Associates, which has ceased their operations and their firm’s PCAOB registration has been revoked). Successor auditor, TAAD, LLP, has referenced this period is audited by the predecessor auditor in their report of independent registered public accounting firm for the years ended June 30, 2014 and 2013.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

                A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of June 30, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at June 30, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2014 that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will strive nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.	We will strive to appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Derek Ward (1)	46	CEO & Director	April 14, 2004
Peter Schulhof(4)	53	President, Treasurer, Secretary, & Director	Nov.28, 2013
Stewart Irvine (2)	58	COO & Director	Nov. 28, 2013
Anthony Jackson	33	CFO, & Director	Jan. 10, 2014
Jeroen Kreeft (3)	50	Director	June 13, 2014
Jan Eric Claesson (5)	57	COO & Director	July 29, 2014

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

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Biographical Information

Derek Ward(1)

Mr. Ward has Acted as our President, Secretary, Treasurer and a Director since the Company’s inception (April 14, 2004). From 2005 to present Mr. Ward has been employed as a project business development manager for Donalco Western is an, importer, and distributor, specializing in fire proofing materials, asbestos removal, PCB's, lead and mould. Mr. Ward’s duties include: project oversight, training employees, development of marketing plans and the setup and implementation of project sites. Also, Mr. Ward manages the development of new clients.

(1) On June 12, 2014 Mr. Ward resigned his positions as CEO and Director.

Peter Schulhof (4) President, Secretary, Treasurer, Director (4)

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

(4) Mr. Schulhof  became CEO of the Corporation on March 5, 2015

Stewart Irvine-COO, Director (2)

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

(2) Mr. Irvine resigned his position as Chief Operating Officer on July 29, 2014. Additionally, Mr. Irvine Resigned his position as a Director on November 19, 2014

Anthony Jackson CFO, Director

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

Jan Eric Claesson Chief Operating Officer. Director (5)

Mr. Claesson was appointed a director and officer on July 29, 2014 and for over the last five years, Mr. Claesson has been involved primarily in the IT industry as a C-level Information Technology executive with experience spanning internet, HIT, MA-PD, TPA, medical devices, operating systems, applications, gaming and mobility.  A multinational track record with global and emerging companies. A decade as CEO, including start-ups, private, public and Fortune 500 organizations. Roles required transformation of the business to achieve sustainability and scalability goals.

Mr. Claesson  has, and continues to be, Chief Executive Officer of Dillegence.Pro, advising health plans and providers how to navigate the changing world of ACA as it applies to technology, interoperability, economics, compliance and leadership. Hands on collaboration and advice to HIT executives on strategy and product direction, generation of marketing venues for HIT companies, medical devices, and guiding strategic partnering projects.

Some of Mr. Claesson's career highlights include 11 years as a senior executive with Mircrosoft Corporation and  Senior Management with Info Space, Inc.

(5) Mr. Claesson resigned his position as an officer and director on September 25, 2014

Rojit Sorokhaibam- Chief  Technology Officer

Mr. Sorokhaibam was appointed Chief Technology Officer on July 29, 2014 and for over the last five years, Mr. Sorokhaibam has been involved primarily in the IT industry as an Engineer (Elec) and holds an International Business Management degree and has over  18years of experience in IT Industry. Well-traveled globally and involved successfully in multiple International projects. He offers IT consultancy services and focused for the market mainly in North America, England and Australasia countries. He is also associated with a group of highly qualified professionals who have extensive experience working with large global corporations and Fortune 500 companies in Silicon Valley.

Mr. Sorokhaibam started with a vision of providing cost effective, high quality technology solutions that are custom designed for each specific client.

His business model has proven in building a large clientele through word of mouth advertising and recommendations. His reputation, around the globe, has been built by providing the IT enabled services conscientiously and at a fair price without compromising International quality standards.

Mr. Sorokhaibam resigned his position as CTO in October , 2014

Jeroen Kreeft-Director (3)

Jeroen Kreeft is managing partner of Lobster Lawyers. Jeroen advises a wide range of international operating clients, including listed companies, large private companies and individuals, on tax strategies, including international tax re-structuring. Jeroen takes a special interest in parties that deal with intellectual property rights and media.

After starting his career at one of the big four tax and accounting firms, JeroenKreeft joined Crop Tax Lawyers where, as a partner, he chaired the international tax and legal practice. In 2005 Jeroen joined Smart, to start Smart's international expansion and where he chaired the worldwide international tax practice of the firm and the Amsterdam office. In 2009 Jeroen joined Brada as part of the merger of the Dutch part of Smart with Brada in Amsterdam. Since 2013 Jeroen has separated himself from Brada to start its own office again, Lobster Lawyers. Jeroen is fluent in Dutch and English and proficient in German.

Jeroen Kreeft is a member of the Dutch Association of Academic Tax Lawyers and the International Association of Entertainment Lawyers.

Jeroen has been actively involved in various international professional associations serving as a board member such as IGAF currently known as Prime Global and he is one of the founders  and current Honorary Member of Lawyers Cooperation and international association of medium sized law firms. Further more, he holds various supervisory board positions with privately held international companies as well as quoted companies.

(3) Mr. Kreeft resigned his position as a director on October 21, 2014

Significant Employees and Consultants

Identification of Significant Employees

We have no significant employees other than our Board of Directors

Family Relationships

               We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

On December 31, 2014,  PsiTech Corporation and Go-Page Corporation commenced litigation proceedings against former Go-Page Director and Officer Stewart E. Irvine and filed an Amended Complaint as Co-Plaintiffs in Clark County, Nevada  District Court against Stewart E. Irvine a former Director and Officer of Go-Page Corporation (Case No:A-14-709444-C).

The Plaintiffs (PsiTech Corporation and Go-Page Corporation), as a result of the amended complaint have asked the Courts for eight (8) counts of relief against Irvine, which include, 1. Declaratory Relief. 2. Specific Performance. 3. Breach of Contract. 4. Breach of Implied Covenant of Good Faith and Fair Dealing. 5. Gross Mismanagement and Breach of Fiduciary Duty. 6. Constructive Fraud. 7. Fraudulent Misrepresentation.  8. Preliminary and Permanent Injunction.

In February of 2015 PsiTech's Litigation was over turned by the Nevada Court because of a Jurisdictional Issue. However, Go-page Corporation has been allowed by Court to continue their Litigation against Irvine and It is still ongoing.

Other than as Mentioned above, During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

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

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer.  A written copy of the Code is available on written request to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended June 30, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended June 30, 2014, and the representations made by the reporting persons to us, we believe that during the year ended June 30, 2014, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities have not complied with all Section 16(a) filing requirements.

ITEM 11.     EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us since inception on April14, 2004.

Name and Principal Position	Fiscal Year Ended 6/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Derek Ward (1) CEO, and Director	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Peter Schulhof(2), President, Treasurer, Secretary, and Director	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-50,000-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Stewart Irvine (3) COO , and Director	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-40,000-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Anthony Jackson(4), CFO and Director	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

1. Mr. Derek Ward has been a director of our company since April 14, 2004. He was appointed as chief executive officer of our company on April 14, 2004. Mr. Ward resigned his positions of Chief Executive Officer and director on June 12, 2014

2.  On November 27, 2013, Mr. Peter Schulhof was appointed  a director of our company and was appointed as Secretary, Treasurer, of our company on November 28, 2013 and appointed President on  January 24, 2014. Mr. Schulhof  became CEO of the Corporation on March 5, 2015.

3.  On November 27, 2013, Mr. Stewart Irvine was appointed  a director of our company  on November 28, 2013 and appointed COO  on   January 24, 2014. Mr. Irvine resigned his position as Chief Operating Officer on July 29, 2014. Additionally, Mr. Irvine Resigned his position as a Director on November 19, 2014.

4.  On January 10, 2014, Mr. Anthony Jackson was appointed  a director of our company and was appointed as CFO of our company on January 10, 2014.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or un-exercisable options, as of the year ended June 30, 2014.

Option Exercises

In fiscal 2014and 2013, none of our Named Executive Officers exercised any options to purchase shares of our common stock.

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

Employment Contracts

          We currently have one employment contractwith our officers that have been executed to the year ended June 30, 2016

Stock Option Grants

           We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended June 30, 2014, and we have not granted any stock options since our inception.

Compensation Arrangements

             As of June 30, 2014 . We currently have one employment contracts with our officers that have been  executed subsequent to the year ended June 30, 2014. Pursuant to SAB topic 1:B(1) and the last paragraph of SAB 5:T, we are required to report all costs of conducting our business.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of April 9, 2015, by: (i) our directors; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)
Psitech Corporation (1)	Common	20,000,000	87.35%
All Persons as a Group (1Entity)	Common

(1) On September 19, 2014, Peter Schulhof became the beneficial owner PsiTech Corporation.

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

2. Based on 22,895,591 issued and outstanding shares of Common Stock as of April 9, 2015

Changes in Control

On September 19, 2014 Peter Schulhof became the beneficial owner of PsiTech Corporation and consequently became the beneficial owner of 20,000,000 restricted common shares.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended June 30, 2014	Year Ended June 30, 2013,
Audit fees	$5,000	$5,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$5,000	$5,000

Audit Fees

During the fiscal year ended June 30, 2014, we incurred approximately $5,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended June 30, 2014.

During the fiscal year ended June 30, 2013 we incurred approximately $5,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended June 30, 2014.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended June 30, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $5,000 and $5,000, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended June 30, 2014 and 2013 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended June 30, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0.

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

GO-PAGE CORPORATION

Date:	April 21, 2015	By:	/s/ Peter Schulhof
		Name:	Peter Schulhof
		Title:	Chief Executive Officer and Director

Date:	April 21, 2015	By:	/s/ Anthony Jackson
		Name:	Anthony Jackson
		Title:	Chief Financial Officer (Principal Accounting Officer) and Director