Form 10-Q
period 2014-09-30
Go-Page Corp
filed 2015-05-11
CIK 1301704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

COMMISSION FILE NUMBER 000-52766

GO-PAGE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-0143340
(State of incorporation)	(I.R.S. Employer Identification No.)

500 North Rainbow Road Suite, 300, Las Vegas Nevada, 89107
(Address of principal executive offices)

702-448-8179
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
Yes [ ]	No [ ](Not required)

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

As of May 8, 2015, there were 6,895,591 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

GO-PAGE CORPORATION

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Go-Page Corporation (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Go-Page refers to Go-Page Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS
 GO-PAGE CORPORATION

	September 30,	June 30,
	2014 (Unaudited)	2014 (Audited)

ASSETS

Current Assets
Cash	$7,717	$39,118
	7,717	39,118

Total Assets	$7,717	$39,118

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	44,982	52,012
Salary Payable	80,000	150,000
Loans Payable	11,529	11,529
Total Current Liabilities	136,511	213,541

Stockholders' Deficit
Common Stock $.001 Par Value 200,000,000 shares authorized
62,895,572 and 60,533,905 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively(1)	62,896	60,534
Common Stock to be issued	-	339,250
Additional paid-in capital	559,654	137,766
Accumulated Deficit	(751,344)	(711,973)
Total Stockholders' Deficit	(128,794)	(174,423)

Total Liabilities and Stockholders' Deficit	$7,717	$39,118

(1) All common stock amounts and per share amounts in these financial statements reflect the thirty five-for-one reverse stock split of the Company, effective May 8, 2014 including retrospective adjustment of common stock amounts to reflect a par value of $0.001 per share (Note 4).

See Accompanying Notes to Unaudited Condensed Financial Statements

GO-PAGE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months
	Ended	Ended
	30-Sep-14	30-Sep-13

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative expenses	14,187	-
Stock based compensation	25,000	-
Total operating expenses	39,187	-

Exchange Loss	184	-
Total non-operating expenses	184	-

Net loss before provision for income taxes	(39,371)	-
Provision for income taxes	-	-

Net loss	(39,371)	-

Weighted average common shares outstanding -
Basic and diluted (1)	62,742,474	273,905

Net loss per share – basic and diluted	$(0.00)	$(0.00)

(1) All common stock amounts and per share amounts in these financial statements reflect the thirty five-for-one reverse stock split of the Company, effective May 8, 2014 including retrospective adjustment of common stock amounts to reflect a par value of $0.001 per share (Note 4).

See Accompanying Notes to Unaudited Condensed Financial Statements

GO-PAGE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months	Three Months
	Ended	Ended
	30-Sep-14	30-Sep-13
Cash Flows From Operating Activities
Net loss	$(39,371)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	25,000	-
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	(7,030)	-
Salary payable	(10,000)	-
Net Cash Used In Operating Activities	(31,401)	-

Decrease in Cash	(31,401)	-

Cash at Beginning of Year	39,118	-

Cash at End of year	$7,717	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Transactions
Shares issued for services	$25,000	$-
Contribution	$60,000	$-

See Accompanying Notes to Unaudited Condensed Financial Statements

GO-PAGE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

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

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of September 30, 2014 the Company had $7,717 in cash, and accumulated net losses of $751,344since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required. The Company will attempt to locate and negotiate with a business entity for the combination of a target company. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended June 30, 2014 included in our Annual Report on Form 10-K. The results of the three month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending June 30, 2015.

GO-PAGE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

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

 Start-up Expenses

The Company has adopted an accounting policy which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to September 30, 2014.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments - On July 1, 2008, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("Topic 820"). Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

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
September 30, 2014
(Unaudited)

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

GO-PAGE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2014
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

On September 11, 2014 the Company Issued 100,000 Restricted Common to former Director and Officer Derek Ward.

On September 12, 2014 Peter Schulhof, president of the Company released $60,000 of accrued salaries. As of September 30, 2014 it has been recorded as a contribution to the Company.

Common stockholders are entitled to 1 vote per common share held. There are no special rights or privileges afforded to common share holders.

GO-PAGE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 5– LOANS

On June 27, 2014 an unrelated party converted a total of $50,000 of a loan to the company in the amount of 61,529, leaving a balance of  $11,529 owing. The loan is non-interest bearing and has no fixed terms of repayment.

NOTE 6 - CHANGE IN CONTROL

On September 19, 2014, Peter Schulhof became the beneficial owner of all issued and outstanding shares of PsiTech Corporation, and consequently became the beneficial owner of twenty million (20,000,000) restricted common shares of Go-Page Corporation. At date of issue Mr. Schulhof held 40,000,000 shares of restricted common stock representing 93.25% of the total outstanding shares.

NOTE 7 - SUBSEQUENT EVENTS

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

GO-PAGE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 7 - SUBSEQUENT EVENTS (continued)

The Plaintiffs (PsiTech Corporation and Go-Page Corporation), as a result of the amended complaint have asked the Courts for eight (8) counts of relief against Irvine, which include, 1. Declaratory Relief. 2. Specific Performance. 3. Breach of Contract. 4. Breach of Implied Covenant of Good Faith and Fair Dealing. 5. Gross Mismanagement and Breach of Fiduciary Duty. 6.Constructive Fraud. 7. Fraudulent Misrepresentation. 8. Preliminary and Permanent Injunction.

In February of 2015 PsiTech's Litigation was over turned by the Nevada Court because of a Jurisdictional Issue. However, Go-page Corporation has been allowed to continue their Litigation against Irvine and it is still ongoing.

On January 9, 2015 PsiTech Corporation Cancelled 16,000,000 of the 20,000,000 shares issued to them on June 9, 2014 due to the technology not being commercially viable.

On March 11, 2015 Peter Schulhof subscribed for 23,000,000 Common restricted common shares at a price of $0.001 with the Company having received funds totaling $23,000.

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

Corporate Background

Go-Page Corporation (Formerly Empirical Ventures, Inc. is a corporation formed under the laws of the State of Nevada on April 14, 2004, whose principal executive offices are located in Las Vegas Nevada. Our principal business is the further development, and, marketing and sales via the Internet of a product called Go-Page.

Recent Corporate Developments to September 30, 2014

On June 9, 2014 (the “Closing Date”), Go-Page Corporation, a Nevada corporation (formerly Empirical Ventures, Inc.), closed a transaction (the “Transaction”) in the form of a license agreement, as amended (the “ License” or the “License Agreement”) with a company organized under the laws British Virgin Islands, “PSiTech Corporation” ("PSiTech"). In accordance with the terms and conditions of the License Agreement, and prior to the Closing Date, the Company has paid the sum of $50,000 to PSiTech. On September 19, 2014 Peter Schulhof became an Officer and Director of PsiTech Corporation, making Mr. Schulhof a related party as he is Director Of Go-Page Corporation and Psitech Corporation. The License includesthe right to enter into certain agreements and use PSiTech's intellectual property. The Company did not acquire any plant and equipment, and any other business and operational assets of PSiTech as part of the License, and the Company did not hire any employees of PSiTech. PSiTech will continue as an independent company, operating in Hong Kong after the Transaction. The License relates to the development and operation of a Website, Internet and Mobile Marketing Platform in North America. The Company plans to utilize the License to provide unique website, online and mobile marketing services in North America. On the Closing Date and as part of the consideration for the License, the Company issued 20,000,000 restricted shares of Common Stock to PSiTech.

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

We plan to operate as a business to consumers, and business to business, to provide services to customers that enable the consumer to access, build, change, monitor and manage their website from the convenience of their mobile telephone. We will act as the administrator for the customer and will reasonably monitor any developments that occur on their Go- Page Website of each customer as part of our ongoing administration.

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

We plan to offer online and mobile website and marketing solutions for a monthly fee ( initially at $29.95 USD) to customers in North America. At the initial stages of our business plan all of our customers will have access to the standard Go-Page features, including, 24 hour technical support, Free mobile-optimized templates, Premium industry-specific templates, Premium customized templates, Free web address(domain name), Premium customized web address(domain name), SEO-friendly domain name suggestions, instant, easy search engine optimization(SEO), Social apps, reach your audience instantly ability, with all features having the ability to build, promote and market a customer's website either online or from the convenience of your mobile phone or tablet, free seminar programs including webinars, free software upgrades, the help desk for technical issues, and one on one Go-Page instruction.In addition, we will also offer as standard Go-page features, add maps and directions, daily deals promotion, add photos and videos instantly, Secure cloud storage, automatic data back-up, analytics and reports, mobile editing and updating, fast loading pages, E-commerce tools, easy-to-use dashboard, and click to call.

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

Our total expenditures over the next twelve months are anticipated to be approximately $2,738,696. Our cash on hand as of  September 30, 2014is $7,717. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

RESULTS OF OPERATIONS

Working Capital
	September 30, 2014 Unauadited	June 30, 2014
Current Assets	$7,717	$39,118
Current Liabilities	$136,511	$213,541
Working Capital Deficit	$(128,794)	$(174,423)

Cash Flows
	Three Month Period Ended September 30, 2014 Unauditied	Three Month Period Ended September 30, 2013 Unaudited
Cash Flows used in Operating Activities	$(31,401)	$-
Cash Flows used in Investing Activities	$-	$-
Cash Flows provided by Financing Activities	$-	$-
Net Increase (Decrease) in Cash During Period	$(31,401)	$-

As of September 30, 2014 we had cash on hand of $7,717. Since our inception, we have used our common stock and promissory notes to raise money for our operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss
Operating expenses for the three months ended September 30, 2014 was $39,187 compared with $0 for the three months ended September 30, 2013. The increase in operating expenditures was attributed to the Company's increase in funding to continue with their ongoing reporting requirements and to continue further development of the Go-Page concept.

Net loss for the three month period ended September 30, 2014 was $39,371 compared with $0 for the period ended September 30, 2013. The overall increase in net loss of $39,371 was attributed to the Company's increase in funding to continue with their ongoing reporting requirements and to continue further development of the Go-Page concept.

Liquidity and Capital Resources

As at September 30, 2014, the Company’s cash balance was $7,717. As at September 30, 2014, the Company had total liabilities of $136,511.

As at September 30, 2014, the Company had a working capital deficit of $(128,794)

Cashflow from Operating Activities

During the three month period ended September 30, 2014, the Company used $31,401 of cash for operating activities compared with $0 for the three month ended September 30, 2013.

Cashflow from Investing Activities

During the three month period ended September 30, 2014 and 2013, the Company paid $0 in investing activities.

Cashflow from Financing Activities

During the three month period ended September 30, 2014, the Company has net cash received of $0 from financing activities compared, with $0 in financing activities for the same period in 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report for the year ended September 30, 2014 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014 10, Development Stage Entities (Topic915): Elimination of Certain Financial Reporting Requirements. ASU 201410 eliminates the distinction o f a development stage entity and certain related disclosure requirements, including the elimination of inception to-date information on the statements of operations, cashflows and stockholders' equity. The amendments in ASU2014-10 will be effective prospectively for annual reporting periods beginning after December15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU2014-10 since the quarter ended October 31, 2013, thereby no longer presenting or disclosing any information required by Topic 915.

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

Intellectual Property

              To date, we have not been granted any patents, trademarks, franchises, concessions or labor contracts at this time, however, we have filed applications for trademarks in Canada and the United States and in the future other jurisdictions, and have no assurance of our ability to continue to use such names in association with the sale of our products and services.

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

Disclosure controls and procedures include,without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Other than as Mentioned above, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.           Quarterly Issuances:

During the three months ended September 30, 2014, the Company issued  2,261,667 and 100,000 shares of common stock respectively.

2.           Subsequent Issuances:

In October and November of  2014 the Company received subscriptions for 675,000 shares of Common Stock and 675,000 share purchase warrants the total cash proceeds received by the Company was $135,000.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation*
3.4	Bylaws*
10.1	Amended License Agreement with PsiTech Corporation **
10.2	Employment Agreement Peter Schulhof**
14.1	Code of Ethics**
31.1	Certification of Chief Executive Officer and as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

GO-PAGE CORPORARION

Date:	May 11, 2015	By:	/s/ Peter Schulhof
		Name:	Peter Schulhof
		Title:	Chief Executive Officer and Director

Date:	May 11, 2015	By:	/s/ Anthony Jackson
		Name:	Anthony Jackson
		Title:	Chief Financial Officer (Principal Accounting Officer) and Director