Form 10-Q
period 2014-12-31
Go-Page Corp
filed 2015-05-11
CIK 1301704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED)

 GO-PAGE CORPORATION
BALANCE SHEETS

	December 31,	June 30,
	2014 (Unaudited)	2014 (Audited)

ASSETS

Current Assets
Cash	$13,140	$39,118
Total Assets	$13,140	$39,118

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	61,572	52,012
Salary Payable	100,000	150,000
Loans Payable	17,290	11,529
Total Current Liabilities	178,862	213,541

Stockholders' Deficit

Common Stock $.001 Par Value 200,000,000 shares authorized 22,895,572 and 60,533,905 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively(1)	22,896	60,534
Common Stock to be issued	135,000	339,250
Additional paid-in capital	539,654	137,766
Accumulated Deficit	(863,272)	(711,973)

Total Stockholders' Deficit	(165,722)	(174,423)

Total Liabilities and Stockholders' Deficit	$13,140	$39,118

(1) All common stock amounts and per share amounts in these financial statements reflect the thirty five-for-one reverse stock split of the Company, effective May 8, 2014 including retrospective adjustment of common stock amounts to reflect a par value of $0.001 per share (Note 4).

See Accompanying Notes to Unaudited Condensed Financial Statements

GO-PAGE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	31-Dec-14	31-Dec-13	31-Dec-14	31-Dec-13

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	111,868	17,000	126,055	17,000
Stock based compensation	-	-	25,000	-
Total operating expenses	111,868	17,000	151,055	17,000

Exchange loss	60	-	244	-
Total non-operating expenses	60	-	244	-

Net loss before provision for income taxes	(111,928)	(17,000)	(151,299)	(17,000)
Provision for income taxes	-	-	-	-

Net loss	(111,928)	(17,000)	(151,299)	(17,000)

Weighted average common shares outstanding -
Basic and diluted (1)	41,808,615	273,905	52,275,545	273,905

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

(1) All common stock amounts and per share amounts in these financial statements reflect the thirty five-for-one reverse stock split of the Company, effective May 8, 2014 including retrospective adjustment of common stock amounts to reflect a par value of $0.001 per share (Note 4).

See Accompanying Notes to Unaudited Condensed Financial Statements

GO-PAGE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months	Six Months
	Ended	Ended
	31-Dec-14	31-Dec-13
Cash Flows From Operating Activities
Net loss	$(151,299)	$(17,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	25,000	-
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	9,560	-
Salary payable	(50,000)	-
Net Cash Used In Operating Activities	(166,739)	(17,000)

Cash Flows From Investing Activities:
Purchase of license agreement	-	(50,000)
Net Cash Use in Investing Activities	-	(50,000)

Cash Flows From Financing Activities:
Proceeds from loans	5,761	334,250
Stock subscription received	135,000	-
Net Cash Provided By Financing Activities	140,761	334,250

Increase (Decrease) in Cash	(25,978)	267,250

Cash at Beginning of Year	39,118	-

Cash at End of year	$13,140	$267,250

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Transactions
Shares issued for services	$25,000	$-
Contribution	$60,000	$-

See Accompanying Notes to Unaudited Condensed Financial Statements

GO-PAGE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2014
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

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of December 31, 2014 the Company had $13,140 in cash, and accumulated net losses of $863,272 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required. The Company will attempt to locate and negotiate with a business entity for the combination of a target company. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended June 30, 2014 included in our Annual Report on Form 10-K. The results of the three month period ended December 31, 2014 are not necessarily indicative of the results to be expected for the full year ending June 30, 2015.

GO-PAGE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2014
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

 Start-up Expenses

The Company has adopted an accounting policy which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to December 31, 2014.

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
December 31, 2014
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
December 31, 2014
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

GO-PAGE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2014
(Unaudited)

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

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

NOTE 6- CHANGE OF CONTROL

On September 19, 2014, Peter Schulhof became the beneficial owner of all issued and outstanding shares of PsiTech Corporation, and consequently became the beneficial owner of twenty million (20,000,000) restricted common shares of Go-Page Corporation. At date of issue Mr. Schulhof held 40,000,000 shares of restricted common stock representing 93.25% of the total outstanding shares.

NOTE 7- SUBSEQUENT EVENTS

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

Recent Corporate Developments to December 31, 2014

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

Our total expenditures over the next twelve months are anticipated to be approximately $2,738,696. Our cash on hand as of  December 31, 2014 is $13,140. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

RESULTS OF OPERATIONS

Working Capital

	December 31, 2014 Unaudited	June 30, 2014
Current Assets	$13,140	$39,118
Current Liabilities	$178,862	$213,541
Working Capital Deficit	$(165,722)	$(174,423)

Cash Flows

	Six Month Period Ended December 31, 2014 Unaudited	Six Month Period Ended December 31, 2013 Unaudited
Cash Flows used in Operating Activities	$(166,739)	$(17,000)
Cash Flows used in Investing Activities	$-	$50,000
Cash Flows provided by Financing Activities	$140,761	$334,250
Net Increase (Decrease) in Cash During Period	$25,978	$267,250

As of December 31, 2014 we had cash on hand of $13,140. Since our inception, we have used our common stock and promissory notes to raise money for our operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended December 31, 2014 was $111,868 compared with $17,000 for the three month ended December 31, 2013. The increase in operating expenditures was a result of the Company's increase in funding to continue with their ongoing reporting requirements.

Operating expenses for the six months ended December 31, 2014 was $151,055 compared with $17,000 for the three months ended December 31, 2013. The increase in operating expenditures was attributed to the Company's increase in funding to continue with their ongoing reporting requirements and to continue further development of the Go-Page concept.

Net loss for the three month period ended December 31, 2014 was $111,928 compared with $17,000 for the period ended December 31, 2013. The overall increase in net loss of $94,928 was attributed to the Company's increase in funding to continue with their ongoing reporting requirements and to continue further development of the Go-Page concept.

Liquidity and Capital Resources

As at December 31, 2014, the Company’s cash balance was $13,140 as at December 31, 2014, the Company had total liabilities of $178,862.

As at December 31, 2014, the Company had a working capital deficit of $(165,722)

Cashflow from Operating Activities

During the six month period ended December 31, 2014, the Company used $166,739 cash for operating activities compared with $17,000 for the three month ended December 31, 2013.

Cashflow from Investing Activities

During the six month period ended December 31, 2014 and 2013, the Company expended $0 and $50,000  in investing activities, respectively.

Cashflow from Financing Activities

During the six month period ended December 31, 2014, the Company has net cash received of $140,761 from financing activities compared, with $334,250 in financing activities for the same period in 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report for the six month period ended December 31, 2014 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.           Quarterly Issuances:

 In October and November of 2014 the Company received subscriptions for 675,000 shares of Common Stock and 675,000 share purchase warrants the total cash proceeds received by the Company was $130,000.

2.           Subsequent Issuances:

              None

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
Peter Schulhof
Chief Executive Officer and Director

Date:	May 11, 2015	By:	/s/ Anthony Jackson
Anthony Jackson
Chief Financial Officer (Principal Accounting Officer) and Director