Form 10-Q
period 2015-03-31
Go-Page Corp
filed 2015-05-15
CIK 1301704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 15, 2015, there were 6,895,591 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED)

 GO-PAGE CORPORATION
BALANCE SHEETS

	March 31,	June 30,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$513	$39,118
Total Assets	$513	$39,118

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	63,030	52,012
Salary Payable	98,385	150,000
Related party loan payable	1,889	0
Loans Payable	17,290	11,529
Total Current Liabilities	180,594	213,541

Stockholders' Deficit
Common Stock $.001 Par Value 200,000,000 shares authorized
6,895,572 and 60,533,905 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively(1)	6,896	60,534
Common Stock to be issued	158,000	339,250
Additional paid-in capital	575,654	137,766
Accumulated Deficit	(920,631)	(711,973)
Total Stockholders' Deficit	(180,081)	(174,423)

Total Liabilities and Stockholders' Deficit	$513	$39,118
(1) All common stock amounts and per share amounts in these financial statements reflect the thirty five-for-one reverse stock split of the Company, effective May 8, 2014 including retrospective adjustment of common stock amounts to reflect a par value of $0.001 per share (Note 4).

See accompanying notes for unaudited condensed financial statements

GO-PAGE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	31-Mar-15	31-Mar-14	31-Mar-15	31-Mar-14

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	37,230	239,293	183,285	256,293
Stock based compensation	0	0	25,000	0
Total Operating Expenses	37,230	239,293	208,285	256,293

Exchange loss	129	-	373	-
Total non-operating expenses	129	-	373	-

Net loss before provision for income taxes	(37,359)	(239,293)	(208,658)	(256,293)

Provision for income taxes	-	-	-	-

Net loss	(37,359)	(239,293)	(208,658)	(256,293)

Weighted average common shares outstanding -
Basic and diluted (1)	8,916,630	273,905	37,895,262	273,905

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
(1) All common stock amounts and per share amounts in these financial statements reflect the thirty five-for-one reverse stock split of the Company, effective May 8, 2014 including retrospective adjustment of common stock amounts to reflect a par value of $0.001 per share (Note 4).

See accompanying notes for unaudited condensed financial statements

GO-PAGE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	31-Mar-15	31-Mar-14

Cash Flows From Operating Activities
Net loss	$(208,658)	$(256,293)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	25,000	-
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	11,018	-
Related party loan payable	1,889	-
Salary payable	(31,615)	120,000
Net Cash Used In Operating Activities	(202,366)	(136,293)

Cash Flows From Investing Activities:
Purchase of license agreement	-	(100,000)
Net Cash Use In Investing Activities	-	(100,000)

Cash Flows From Financing Activities:
Proceeds from loans	5,761	339,250
Stock subscription received	158,000	-
Net Cash Provided By Financing Activities	163,761	339,250

Increase (Decrease) in Cash	(38,605)	102,957

Cash at Beginning of Year	39,118	-

Cash at End of year	$513	$102,957

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Transactions
Shares issued for services	$25,000	$-
Contribution	$60,000	$-

See accompanying notes for unaudited condensed financial statements

GO-PAGE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2015
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

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of March 31, 2015 the Company had $513 in cash, and accumulated net losses of $920,631 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required. The Company will attempt to locate and negotiate with a business entity for the combination of a target company. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended June 30, 2014 included in our Annual Report on Form 10-K. The results of the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending June 30, 2015.

GO-PAGE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2015
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

 Start-up Expenses

The Company has adopted an accounting policy which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to March 31, 2015.

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
March 31, 2015
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
March 31, 2015
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

For the nine months ended March 31, 2015, the Company received cash of $158,000 for stock subscriptions that have yet to be issued as of March 31, 2015.

Common stockholders are entitled to 1 vote per common share held. There are no special rights or privileges afforded to common share holders.

GO-PAGE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 5– RELATED PARTY LOAN

During the period ended March 31, 2015 a related party loaned the company a total of 1,889. The loan is non-interest bearing and has no fixed terms of repayment.

NOTE 6– LOANS

On November 6, 2014 an unrelated party loaned the company a total of $5,761 to the company. The loan is non-interest bearing and has no fixed terms of repayment.

NOTE 7- CHANGE OF CONTROL

On September 19, 2014, Peter Schulhof became the beneficial owner of all issued and outstanding shares of PsiTech Corporation, and consequently became the beneficial owner of twenty million (20,000,000) restricted common shares of Go-Page Corporation. At date of issue Mr. Schulhof held 40,000,000 shares of restricted common stock representing 93.25% of the total issued and outstanding  shares.

NOTE 8- SUBSEQUENT EVENTS

On April 23, 2015 an unrelated party converted a total of $11,529 of a loan to the company at $0.20 per share, this resulted in the issuance of 57,645 Common Shares of the Company.

On April 22, 2015 and April 29, 2015 the company received share subscriptions for 410,000 common shares the total cash proceeds received from these subscriptions was $82,000.

On April 2, 2015 and April 13, 2015 the Company received loans from a related party totaling $7,165. The loan is non-interest bearing and has no fixed terms of  repayment.

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

Recent Corporate Developments to March 31, 2015

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

We anticipate that we will incur over the next twelve months the following expenses:

Type	Amount	Percent
Salaries	119,030	4%
Professional services (Agent Commissions)	434,410	16%
(IT development)	85,572	3%
Hardware and equipment	29,200	1%
Professional services (Public company expenses)	80,000	3%
(Legal and Accounting)	35,850	1%
Programming IT development	47,632	2%
Office, rent and expenses	7,168	0%
Travel expenses	40,250	1%
Government Fees (Corporate Tax provision)	734,503	27%
Business Development fees	168,092	6%
Servers and bandwidth	137,387	5%
Bank fees and interest	163,720	6%
Administration	476,167	17%
Marketing and Advertisement	179,716	7%
Total	2,738,696	100%

Our total expenditures over the next twelve months are anticipated to be approximately $2,738,696. Our cash on hand as of  March 31, 2015 is $513. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing.

RESULTS OF OPERATIONS

Working Capital

	March 31, 2015 Unaudited	June 30, 2014
Current Assets	$513	$39,118
Current Liabilities	$180,594	$213,541
Working Capital Deficit	$(180,081)	$(174,423)

Cash Flows

	Nine Month Period Ended March 31, 2015 Unaudited	Nine Month Period Ended March 31, 2014 Unaudited
Cash Flows used in Operating Activities	$(202,366)	$(136,293)
Cash Flows used in Investing Activities	$-	$(100,000)
Cash Flows provided by Financing Activities	$163,761	$339,250
Net Increase (Decrease) in Cash During Period	$(38,605)	$102,957

As of March 31, 2015 we had cash on hand of  $513. Since our inception, we have used our common stock and promissory notes to raise money for our operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2015 was $37,230 compared with $239,293for the three month ended March 31, 2014. The decrease in operating expenditures was a result of the Company's decrease in funding to continue with their ongoing reporting requirements.

Operating expenses for the nine months ended March 31, 2015 was $208,285compared with $256,293for the three months ended March 31, 2014. The decrease in operating expenditures was attributed to the Company's decrease in funding to continue with their ongoing reporting requirements and to continue further development of the Go-Page concept.

Net loss for the three month period ended March 31, 2015 was $37,359 compared with $239,293for the period ended March 31, 2014. The overall decrease in net loss of $201,934 was attributed to the Company's decrease in funding to continue with their ongoing reporting requirements and to continue further development of the Go-Page concept.

Liquidity and Capital Resources

As at March 31, 2015, the Company’s cash balance was $513 as at March 31, 2015, the Company had total liabilities of $180,594.

As at March 31, 2015, the Company had a working capital deficit of $(180,081).

Cashflow from Operating Activities

During the nine month period ended March 31, 2015, the Company used $202,366 cash for operating activities compared with $136,293 for the three month ended March 31, 2014.

Cashflow from Investing Activities

During the nine month period ended March 31, 2015, the Company paid $0 and for nine month period ended March 31, 2014, the Company paid $100,000 in investing activities.

Cashflow from Financing Activities

During the nine month period ended March 31, 2015, the Company has net cash received of $163,761 from financing activities compared, with $339,250 in financing activities for the same period in 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report for the nine month period ended March 31, 2015 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

None

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

GO-PAGE CORPORARION

Date:	May 15, 2015	By:	/s/ Peter Schulhof
		Name:	Peter Schulhof
		Title:	Chief Executive Officer and Director

Date:	May 15, 2015	By:	/s/ Anthony Jackson
		Name:	Anthony Jackson
		Title:	Chief Financial Officer (Principal Accounting Officer) and Director